Form 10-Q
period 2020-09-30
Generations Bancorp NY, Inc.
filed 2020-12-23
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-000

Generations Bancorp NY, Inc.

(Exact name of registrant as specified in its charter)

Maryland	85-3659943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 East Bayard Street

Seneca Falls, New York 13148

(Address of principal executive offices)

(Zip Code)

(315) 568-5855

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ⌧

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ⌧.

No shares of the Registrant common stock, par value $0.01 per share, were issued and outstanding as of December 24, 2020.

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition – September 30, 2020 (Unaudited) and December 31, 2019	1

Condensed Consolidated Statements of Income – Three-month and Nine-month Periods Ended September 30, 2020 and 2019 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) – Three-month and Nine-month Periods Ended September 30, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three-month and Nine-month Periods Ended September 30, 2020 and 2019 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2020 and 2019 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION

Signatures	60

EXPLANATORY NOTE

Generations Bancorp NY, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on August 31, 2020 to serve as the successor to Seneca-Cayuga Bancorp, Inc., and as the savings and loan holding company for Generations Bank (the “Bank”) upon consummation of the Bank’s second-step mutual holding company conversion. As of September 30, 2020, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Seneca-Cayuga Bancorp, Inc. is included in this Quarterly Report.

Seneca-Cayuga Bancorp, Inc.

Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
(In thousands, except share data)	2020	2019
	(unaudited)
ASSETS:
Cash and due from banks	$3,750	$6,685
Interest earning deposits	8,498	6,763
Total cash and cash equivalents	12,248	13,448
Investment securities available-for-sale, at fair value	23,132	30,627
Investment securities held-to-maturity (fair value 2020-$1,653, 2019-$2,110)	1,616	2,078
Equity investment securities, at fair value	594	2,579
Federal Home Loan Bank stock, at cost	2,120	2,267
Loans	292,863	261,280
Less: Allowance for loan losses	2,116	1,660
Loans receivable, net	290,747	259,620
Premises and equipment, net	16,946	17,588
Bank-owned life insurance	6,997	6,893
Pension plan asset	8,440	7,605
Foreclosed real estate & repossessed assets	8	70
Goodwill	792	792
Intangible assets, net	864	913
Accrued interest receivable	1,426	1,215
Other assets	1,760	1,854
Total assets	$367,690	$347,549

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$51,865	$38,098
Interest-bearing	251,503	245,240
Total deposits	303,368	283,338
Long-term borrowings	30,064	31,448
Subordinated debt	1,235	735
Advances from borrowers for taxes and insurance	1,337	2,712
Other liabilities	1,908	1,085
Total liabilities	337,912	319,318
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 9,000,000 shares authorized; 2,551,940 shares issued in 2020 and 2019; 2,463,507 and 2,467,507 shares outstanding in 2020 and 2019	26	26
Additional paid in capital	11,956	11,962
Retained earnings	19,918	18,571
Accumulated other comprehensive loss	(1,170)	(1,662)
Treasury stock, at cost; 88,433 and 84,433 shares in 2020 and 2019	(615)	(573)
Stock held in rabbi trust	(290)	—
Unearned ESOP shares, at cost	(47)	(93)
Total shareholders' equity	29,778	28,231
Total liabilities and shareholders' equity	$367,690	$347,549

The accompanying notes are an integral part of the condensed consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Interest and dividend income:
Loans, including fees	$3,149	$2,892	$9,183	$8,716
Debt and equity securities:
Taxable	11	35	64	79
Tax-exempt	199	165	696	470
Interest earning deposits	1	8	11	42
Other	32	33	103	93
Total interest income	3,392	3,133	10,057	9,400
Interest expense:
Deposits	561	609	1,800	1,831
Short-term borrowings	2	23	2	24
Long-term borrowings	144	126	457	384
Subordinated debt	20	15	49	44
Total interest expense	727	773	2,308	2,283
Net interest income	2,665	2,360	7,749	7,117
Provision for loan losses	150	90	330	270
Net interest income after provision for loan losses	2,515	2,270	7,419	6,847
Noninterest income:
Banking fees and service charges	370	424	1,099	1,191
Mortgage banking income, net	11	16	36	69
Insurance commissions	180	194	586	631
Investment services commissions	2	44	86	213
Earnings on bank-owned life insurance	37	34	104	97
Unrealized gains (losses) on equity securities	2	62	(176)	273
Net gain on sale of securities	509	237	509	264
Other charges, commissions & fees	34	21	431	29
Total noninterest income	1,145	1,032	2,675	2,767
Noninterest expense:
Compensation and benefits	1,290	1,438	4,048	4,558
Occupancy and equipment	522	564	1,573	1,694
Service charges	503	548	1,453	1,582
Regulatory assessments	79	23	213	162
Professional and other services	135	126	401	316
Advertising	108	100	325	300
Other expenses	360	330	935	918
Total noninterest expenses	2,997	3,129	8,948	9,530
Income before income taxes	663	173	1,146	84
Expense (Benefit) for income taxes	23	—	(201)	—
Net income	640	173	1,347	84
Net income available to common shareholders	$640	$173	$1,347	$84
Earnings per common share	$0.26	$0.07	$0.55	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Net income	$640	$173	$1,347	$84
Other comprehensive income (loss), before tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	157	428	1,003	884
Reclassification adjustment for net gains included in net income	(480)	(237)	(480)	(264)
Net unrealized gains on securities available-for-sale	(323)	191	523	620
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	33	47	100	143
Net change in defined benefit pension plan asset	33	47	100	143
Other comprehensive income (loss), before tax	(290)	238	623	763
Tax effect	61	(50)	(131)	(167)
Other comprehensive income (loss), net of tax	(229)	188	492	596
Total comprehensive income	$411	$361	$1,839	$680

The accompanying notes are an integral part of the condensed consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated				Stock
Three Months Ended		Additional		Other			Unearned	Held by
Ended September 30,	Common	Paid in	Retained	Comprehensive	Treasury		ESOP	Rabbi
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock		Shares	Trust	Total
Balance, June 30, 2020	$26	$11,958	$19,278	$(941)		$(615)	$(62)	$(290)	$29,354
Net income	—	—	640	—		—	—	—	640
Other comprehensive loss	—	—	—	(229)		—	—	—	(229)
ESOP shares committed to be released (6,221 shares)	—	(2)	—	—		—	15	—	13
Balance, September 30, 2020	$26	$11,956	$19,918	$(1,170)		$(615)	$(47)	$(290)	$29,778

Three Months Ended
Ended September 30 2019
Balance, June 30, 2019	$26	$11,960	$18,395	$(2,003)		$(570)	$(124)	$—	$27,684
Net income	—	—	173	—		—	—	—	173
Other comprehensive income	—	—	—	188		—	—	—	188
Repurchase of common stock	—	—	—	—		(2)	—	—	(2)
ESOP shares committed to be released (6,221 shares)	—	1	—	—		—	15	—	16
Balance, September 30, 2019	$26	$11,961	$18,568	$(1,815)		$(572)	$(109)	$—	$28,059

				Accumulated				Stock
Nine Months Ended		Additional		Other			Unearned	Held by
Ended September 30,	Common	Paid in	Retained	Comprehensive	Treasury		ESOP	Rabbi
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock		Shares	Trust	Total
Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	2	(573)	$(93)	$—	$28,231
Net income	—	—	1,347	—		—	—	—	1,347
Other comprehensive income	—	—	—	492		—	—	—	492
Purchase of common stock for SERPs	—	—	—	—		—	—	(290)	(290)
Repurchase of common stock	—	—	—	—		(42)	—	—	(42)
ESOP shares committed to be released (6,221 shares)	—	(6)	—	—		—	46	—	40
Balance, September 30, 2020	26	$11,956	$19,918	$(1,170)		$(615)	$(47)	$(290)	$29,778

Nine Months Ended
Ended September 30,
Balance, January 1, 2019	$26	$11,958	$18,484	$(2,411)		$(532)	$(156)	$—	$27,369
Net loss	—	—	84	—		—	—	—	84
Other comprehensive income	—	—	—	596		—	—	—	596
Repurchase of common stock	—	—	—	—		(40)	—	—	(40)
ESOP shares committed to be released (6,221 shares)	—	3	—	—		—	47	—	50
Balance, September 30, 2019	$26	$11,961	$18,568	$(1,815)		$(572)	$(109)	$—	$28,059

(1)	Includes reclassification adjustment from accumulated other comprehensive loss to retained earnings to reflect the accounting treatment of the change in fair values of equity securities in accordance with the adoption of Accounting Standard Update 2016-01.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019

	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$1,347	$84
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	330	270
Deferred income tax benefit	(201)	—
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	—	3
Premises and equipment	—	36
Available-for-sale investment securities	(480)	(264)
Equity securities	(29)	—
Writedown of premises and equipment to fair value	25	—
Writedown of other real estate owned to fair value	30	—
Unrealized (gains) losses on equity securities	176	(273)
Directors' retirement plan net gains	(98)	4
Depreciation	795	815
Amortization of intangible asset	49	38
Amortization of fair value adjustment to purchased loan portfolio	(52)	(40)
ESOP expense	46	47
Amortization of deferred loan costs	306	(845)
Earnings on bank-owned life insurance	(104)	(97)
Change in pension plan assets	(734)	(700)
Net amortization of premiums and discounts on investment securities	(21)	56
Net change in accrued interest receivable	(211)	(55)
Net change in other assets and liabilities	(1,198)	578
Net cash provided by (used in) operating activities	(24)	(343)
INVESTING ACTIVITIES
Purchase of equity investment securities	(1)	(77)
Purchase of investment securities available-for-sale	(2,008)	(8,841)
Net proceeds from the (purchase of) redemption of Federal Home Loan Bank stock	147	(346)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	1,422	1,708
Held-to-maturity investment securities	457	455
Proceeds from sale of:
Available-for-sale investment securities	9,110	259
Equity investment securities	2,422	8,670
Real estate acquired through foreclosure	60	17
Premises and equipment	—	95
Net change in loans	(31,711)	(6,597)
Purchase of premises and equipment	(178)	(864)
Net cash used in investing activities	(20,280)	(5,521)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	39,392	(2,612)
Net change in time deposits	(18,722)	(1,550)
Net change in brokered time deposits	(640)	—
Net repayments of from short-term borrowings	—	1,850
Payments on long-term borrowings	(7,384)	(5,846)
Proceeds from subordinated debt offering	500
Proceeds from long-term borrowings	6,000	13,000
Repurchase of common stock	(42)	(40)
Net cash provided by financing activities	19,104	4,802
Decrease in cash and cash equivalents	(1,200)	(1,062)
Cash and cash equivalents at beginning of period	13,448	9,135
Cash and cash equivalents at end of period	$12,248	$8,073

Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$2,225	$2,264
Transfer of loans to foreclosed real estate	28	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Nature of Operations

Seneca-Cayuga Bancorp, Inc. (the “Holding Company”) is a federally chartered stock holding company and a subsidiary of The Seneca Falls Savings Bank, MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. At September 30, 2020 and December 31, 2019, the Mutual Holding Company owned 1,480,715 shares, or 60.10% and 60.01%, respectively, of the Holding Company’s outstanding stock, and the remaining Holding Company stock is held by the public or has been repurchased by the Holding Company. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements.

Generations Bank (the “Bank”) is a wholly owned subsidiary of the Holding Company. Originally called Seneca Falls Savings Bank, the Bank changed its name in 2012 to improve name and brand recognition. On September 29, 2018, Medina Savings and Loan Association (“MSL”), a mutual savings and loan association owned by its depositors, was merged into the Bank as additional retail offices, expanding our market footprint. All assets and liabilities of MSL were acquired and the consideration given in exchange for this mutual transaction was the issuance of Holding Company stock to our Mutual Holding Company. Based on a third party appraised value of MSL, 171,440 shares were issued to the Mutual Holding Company.

Effective December 31, 2018, the Bank officially established Generations Commercial Bank (the “Commercial Bank”), a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing NYS municipal law. Although having received regulatory approval and funding the Commercial Bank with $2,500,000 in capital in the year-end December 31, 2018, the Commercial Bank opened for business on January 2, 2019.

The Bank maintains its executive offices and main retail location in Seneca Falls, New York, with retail offices in Waterloo, Geneva, Auburn, Union Springs, Phelps, Farmington, Medina and Albion, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in loans secured by one- to four-family residential real estate, commercial real estate, business or personal assets and in investment securities. The Bank also offers financial and investments services to its customers through licensed employees.

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area. The Agency is the Bank’s wholly-owned subsidiary.

General

The Boards of Directors of Seneca-Cayuga Bancorp Inc., The Seneca Falls Savings Bank, MHC, Generations Bank and Generations Bancorp have adopted a plan of conversion pursuant to which Generations Bank will reorganize from a mutual holding company structure to a stock holding company structure.  Public stockholders of Seneca-Cayuga Bancorp will receive shares in Generations Bancorp in exchange for their shares of Seneca-Cayuga Bancorp common stock based on an exchange ratio.  This conversion to a stock holding company structure also includes the offering by Generations Bancorp of shares of its common stock to eligible depositors of Generations Bank, eligible depositors of Generations Commercial Bank and to the public, including Seneca-Cayuga Bancorp stockholders, in a subscription offering and, if necessary, in a community offering and/or in a separate offering through a syndicate of broker-dealers.  Following the conversion and offering, The Seneca Falls Savings Bank, MHC and Seneca-Cayuga Bancorp will no longer exist, and Generations Bancorp will be the parent company of Generations Bank.

The plan of conversion provides that we will offer shares of common stock for sale in the subscription offering to eligible account holders, our tax-qualified employee benefit plans, including our employee stock ownership plan, supplemental eligible account holders, and other members (qualifying depositors).  In addition, we may

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

offer common stock for sale in a community offering to members of the general public, with a preference given in the following order:

(i)	Natural persons (including trusts of natural persons) residing in the New York counties of Cayuga, Seneca, Ontario and Orleans; and
(ii)	Seneca-Cayuga Bancorp’s public stockholders at the close of business November 2, 2020.

Upon completion of the offering, the holders of common stock of Generations Bancorp will have voting rights in Generations Bancorp.  They will elect Generations Bancorp’s board of directors and act on other matters as are required to be presented to them under Maryland law or as otherwise presented to them by the board of directors.  Generally, each holder of common stock will be entitled to one vote per share and will not have any right to cumulate votes in the election of directors.  Any person who beneficially owns more than 10% of the then-outstanding shares of Generations Bancorp’s common stock, however, will not be permitted to vote any of the shares of common stock held in excess of the 10% limit.  If Generations Bancorp issues shares of preferred stock, holders of preferred stock may also possess voting rights.  Certain matters may require the approval of 80% of our outstanding common stock.

We do not intend to pay dividends following the completion of the offering.  However, our board of directors will have the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements.  In determining whether to pay a cash dividend and the amount of such cash dividend, the board of directors would take into account a number of factors, including capital requirements, our financial condition and results of operations, other uses of the funds for the long-term value of shareholders, tax considerations, statutory and regulatory limitations and general economic conditions.  Special cash dividends, stock dividends or return of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the OCC, may be paid in addition to, or in lieu of, regular cash dividends.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion.  If the Conversion is not completed, all costs will be expensed.  There were no conversion costs recorded at December 31, 2019.  At September 30, 2020 the company has capitalized $514,000 in conversion costs.  The Conversion will be accounted for as a change in corporate form with the historic basis of the Company’s assets, liabilities and equity unchanged as a result.

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

Certain prior period data presented in the consolidated financial statements have been reclassified to conform with current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2019 included in the Company’s Form S-1.  Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in Form S-1.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.     Accumulated Other Comprehensive Income (Loss)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Income (Loss)

	(unaudited)
Balance, June 30, 2020	$1,326	$(2,267)	$(941)
Other comprehensive gain before reclassifications	124	—	124
Amounts reclassified from AOCI to the income statement	(379)	26	(353)
Net current-period other comprehensive income (loss)	(255)	26	(229)
Balance, September 30, 2020	$1,071	$(2,241)	$(1,170)

Balance, June 30, 2019	$595	$(2,598)	$(2,003)
Other comprehensive gain before reclassifications	360	—	360
Amounts reclassified from AOCI to the income statement	(209)	37	(172)
Net current-period other comprehensive income	151	37	188
Balance, September 30, 2019	$746	$(2,561)	$(1,815)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Nine Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Income (Loss)

	(unaudited)
Balance, January 1, 2020	$658	$(2,320)	$(1,662)
Other comprehensive gain before reclassifications	792	—	792
Amounts reclassified from AOCI to the income statement	(379)	79	(300)
Net current-period other comprehensive income	413	79	492
Balance, September 30, 2020	$1,071	$(2,241)	$(1,170)

Balance, January 1, 2019	$262	$(2,673)	$(2,411)
Other comprehensive gain before reclassifications	693	—	693
Amounts reclassified from AOCI to the income statement	(209)	112	(97)
Net current-period other comprehensive income	484	112	596
Balance, September 30, 2019	$746	$(2,561)	$(1,815)

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 and for years ended December 31, 2019:

	Amounts Reclassified From AOCI(2)
	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,		Affected Line Item in the
(In thousands)	2020	2019	2020	2019	Statement of Income

	(unaudited)		(unaudited)
Available-for-sale securities:
Realized gain on sale of securities	$(480)	$(237)	$(480)	$(264)	Net gain on sale of securities
Tax effect	101	50	101	55	Expense for income taxes
	$(379)	$(187)	$(379)	$(209)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$33	$47	$100	$143	Compensation and benefits
Tax effect	(7)	(10)	(21)	(31)	Benefit for income taxes
	$26	$37	$79	$112	Net income

(2)     Amounts in parentheses indicate debits in net income.

3.     Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,456,000,for the nine months ended September 30, 2020 and 2019 and 2,458,000 and 2,456,000 for the three months ended September 30, 2020 and for 2019. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

On May 20, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its outstanding shares (excluding shares held by Seneca Falls Savings Bank, MHC, the Company’s mutual holding company), or up to 119,025 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5 1 trading plan.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity and equity at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$41	$2	$(1)	$42
State and political subdivisions	21,735	1,355	—	23,090
Total securities available-for-sale	$21,776	$1,357	$(1)	$23,132

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,616	$41	$(4)	$1,653
Total securities held-to-maturity	$1,616	$41	$(4)	$1,653

Equity securities:
Large cap equity mutual fund	$33			$33
Other mutual funds	561			561
Total of equity securities	$594			$594

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$48	$2	$—	$50
State and political subdivisions	29,746	903	(72)	30,577
Total securities available-for-sale	$29,794	$905	$(72)	$30,627

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	2,078	36	(4)	2,110
Total securities held-to-maturity	$2,078	$36	$(4)	$2,110

Equity securities:
Large cap equity mutual fund	$31			$31
Other mutual funds	2,548			2,548
Total of equity securities	$2,579			$2,579

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	September 30, 2020 (unaudited)
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$25	$(1)	$—	$—	$25	$(1)
Total securities available-for-sale	$25	$(1)	$—	$—	$25	$(1)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$165	$(2)	$99	$(2)	$264	$(4)
Total securities held-to-maturity	$165	$(2)	$99	$(2)	$264	$(4)

	December 31, 2019
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs*	$—	$—	$4	$—	$4	$—
State and political subdivisions	8,779	(72)	—	—	8,779	(72)
Total securities available-for-sale	$8,779	$(72)	$4	$—	$8,783	$(72)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$68	$(1)	$217	$(3)	$285	$(4)
Total securities held-to-maturity	$68	$(1)	$217	$(3)	$285	$(4)
* Gross unrealized losses are less than $1,000.

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of financial condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income. Non-credit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the consolidated statement of operations on a gross basis, including both the portion recognized in earnings as well as the portion recorded in other comprehensive income. Normally, the gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings. All OTTI charges have been credit-related to date, and therefore no offset has been presented on the consolidated statements of income.

Twelve government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of September 30, 2020. The securities were issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and the Government

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National Mortgage Association (GNMA). All of the nine government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $1,200 or less. None of the securities demonstrate a steadily increasing loss ratio and values fluctuate in reaction to the uncertainty of the economy. Principal and interest continue to be received on all securities as anticipated. The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis. With the government guarantees in place, management does not expect losses on these securities. No OTTI is deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at September 30, 2020, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	September 30, 2020 (unaudited)
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$974	$974	$—	$—
Due over one year through five years	534	560	—	—
Due over five through ten years	4,629	4,934	—	—
Due after ten years	15,598	16,622	—	—
	21,735	23,090	—	—
Residential mortgage-backed securities	41	42	1,616	1,653
Total	$21,776	$23,132	$1,616	$1,653

Gross realized gains (losses) on sales and redemptions of available-for sale securities are detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Realized gains	$480	$264	$480	$264
Realized losses	—	—	—	—
	$480	$264	$480	$264

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.  Securities with a fair value of $22,243,000 and $21,773,000 were pledged to collateralize certain deposit arrangements at September 30, 2020 and December 31, 2019 respectively.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
	(unaudited)
Originated Loans
Residential mortgages:
One- to four-family	$115,845	$120,208
Construction	—	828
	115,845	121,036
Commercial loans:
Real estate - nonresidential	25,334	33,581
Multi-family	5,158	5,585
Construction	92	100
Commercial business	27,014	14,028
	57,598	53,294
Consumer:
Home equity and junior liens	10,066	10,170
Manufactured homes	38,072	23,769
Automobile	22,004	21,083
Student	2,267	2,251
Recreational vehicle	13,547	263
Other consumer	4,073	1,724
	90,029	59,260
Total originated loans	263,472	233,590
Net deferred loan costs	10,585	4,986
Less allowance for loan losses	(2,116)	(1,660)
Net originated loans	$271,941	$236,916

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30,	December 31,
(In thousands)	2020	2019
	(unaudited)
Acquired Loans
Residential mortgages:
One- to four-family	$15,225	$18,506
Construction	—	—
	15,225	18,506
Commercial loans:
Real estate - nonresidential	1,979	2,115
Commercial business	372	404
	2,351	2,519
Consumer:
Home equity and junior liens	1,461	1,833
Other consumer	211	361
	1,672	2,194
Total acquired loans	19,248	23,219
Net deferred loan costs	(69)	(91)
Fair value credit and yield adjustment	(373)	(424)
Net acquired loans	$18,806	$22,704

	September 30,	December 31,
(In thousands)	2020	2019
	(unaudited)
Total Loans
Residential mortgages:
One- to four-family	$131,070	$138,714
Construction	—	828
	131,070	139,542
Commercial loans:
Real estate - nonresidential	27,313	35,696
Multi-family	5,158	5,585
Construction	92	100
Commercial business	27,386	14,432
	59,949	55,813
Consumer:
Home equity and junior liens	11,527	12,003
Manufactured homes	38,072	23,769
Automobile	22,004	21,083
Student	2,267	2,251
Recreational vehicle	13,547	263
Other consumer	4,284	2,085
	91,701	61,454
Total Loans	282,720	256,809
Net deferred loan costs	10,516	4,895
Fair value credit and yield adjustment	(373)	(424)
Less allowance for loan losses	(2,116)	(1,660)
Loans receivable, net	$290,747	$259,620

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company grants residential mortgage, commercial and consumer loans to customers throughout the Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Wayne, Yates and Ontario counties as well as Orleans County as a result of the 2018 merger. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in Northeastern United States, are purchased regularly from BCI Financial Corporation, a Connecticut Company. In 2019, the Company also began to purchase modular home loans originated throughout the United States from Triad Financial Services, Inc., who then services the loans for the Company. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State from OneSource Financial.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans unless credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss. Loans not classified are rated as pass.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2020 and December 31 2019:

September 30, 2020 (unaudited)
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One- to four-family	$111,445	$1,793	$2,607	$—	$115,845
Construction	—	—	—	—	—
	111,445	1,793	2,607	—	115,845
Commercial loans:
Real estate - nonresidential	20,289	1,708	3,337	—	25,334
Multi-family	5,158	—	—	—	5,158
Construction	92	—	—	—	92
Commercial business	24,213	476	2,325	—	27,014
	49,752	2,184	5,662	—	57,598
Consumer:
Home equity and junior liens	10,007	20	39	—	10,066
Manufactured homes	37,646	240	186	—	38,072
Automobile	21,933	28	43	—	22,004
Student	2,267	—	—	—	2,267
Recreational vehicle	13,547	—	—	—	13,547
Other consumer	4,029	15	29	—	4,073
	89,429	303	297	—	90,029
Total originated loans	$250,626	$4,280	$8,566	$—	$263,472

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans
Residential mortgages:
One- to four-family	$14,460	$532	$233	$—	$15,225
	14,460	532	233	—	15,225
Commercial loans:
Real estate - nonresidential	1,979	—	—	—	1,979
Commercial business	372	—	—	—	372
	2,351	—	—	—	2,351
Consumer:
Home equity and junior liens	1,417	—	44	—	1,461
Other consumer	211	—	—	—	211
	1,628	—	44	—	1,672
Total acquired loans	$18,439	$532	$277	$—	$19,248

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans
Residential mortgages:
One- to four-family	$125,905	$2,325	$2,840	$—	$131,070
Construction	—	—	—	—	—
	125,905	2,325	2,840	—	131,070
Commercial loans:
Real estate - nonresidential	22,268	1,708	3,337	—	27,313
Multi-family	5,158	—	—	—	5,158
Construction	92	—	—	—	92
Commercial business	24,585	476	2,325	—	27,386
	52,103	2,184	5,662	—	59,949
Consumer:
Home equity and junior liens	11,424	20	83	—	11,527
Manufactured homes	37,646	240	186	—	38,072
Automobile	21,933	28	43	—	22,004
Student	2,267	—	—	—	2,267
Recreational vehicle	13,547	—	—	—	13,547
Other consumer	4,240	15	29	—	4,284
	91,057	303	341	—	91,701
Total loans	$269,065	$4,812	$8,843	$—	$282,720

December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One- to four-family	$116,414	$2,159	$1,635	$—	$120,208
Construction	828	—	—	—	828
	117,242	2,159	1,635	—	121,036
Commercial loans:
Real estate - nonresidential	29,192	1,479	2,910	—	33,581
Multi-family	5,585	—	—	—	5,585
Construction	100	—	—	—	100
Commercial business	10,222	1,798	2,008	—	14,028
	45,099	3,277	4,918	—	53,294
Consumer:
Home equity and junior liens	10,030	96	44	—	10,170
Manufactured homes	23,686	83	—	—	23,769
Automobile	20,975	54	54	—	21,083
Student	2,251	—	—	—	2,251
Recreational vehicle	263	—	—	—	263
Other consumer	1,721	2	1	—	1,724
	58,926	235	99	—	59,260
Total originated loans	$221,267	$5,671	$6,652	$—	$233,590

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans
Residential mortgages:
One- to four-family	$17,387	$805	$314	$—	$18,506
	17,387	805	314	—	18,506
Commercial loans:
Real estate - nonresidential	2,115	—	—	—	2,115
Commercial business	404	—	—	—	404
	2,519	—	—	—	2,519
Consumer:
Home equity and junior liens	1,746	—	87	—	1,833
Other consumer	361	—	—	—	361
	2,107	—	87	—	2,194
Total acquired loans	$22,013	$805	$401	$—	$23,219

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans
Residential mortgages:
One- to four-family	$133,801	$2,964	$1,949	$—	$138,714
Construction	828	—	—	—	828
	134,629	2,964	1,949	—	139,542
Commercial loans:
Real estate - nonresidential	31,307	1,479	2,910	—	35,696
Multi-family	5,585	—	—	—	5,585
Construction	100	—	—	—	100
Commercial business	10,626	1,798	2,008	—	14,432
	47,618	3,277	4,918	—	55,813
Consumer:
Home equity and junior liens	11,776	96	131	—	12,003
Manufactured homes	23,686	83	—	—	23,769
Automobile	20,975	54	54	—	21,083
Student	2,251	—	—	—	2,251
Recreational vehicle	263	—	—	—	263
Other consumer	2,082	2	1	—	2,085
	61,033	235	186	—	61,454
Total loans	$243,280	$6,476	$7,053	$—	$256,809

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

The Company did originate a small portfolio of sub-prime automobile loans in 2014. Upon assessment of the higher risk in this portfolio, the lending product was discontinued. It is anticipated to pay down quickly over a short-term. The allowance for loan losses was increased to cover the exposure inherent in the sub-prime automobile portfolio. The total outstanding balance of this discontinued sub-prime portfolio was $22,000 and $181,000 at September 30, 2020 and December 31, 2019, respectively. Of the amount outstanding, $18,000 and $125,000 of these loans were current and paying as agreed at September 30, 2020, and December 31, 2019, respectively.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income.  Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgement as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

When future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis.  In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate.  Cash interest receipts in excess of that amount are recorded as recoveries to allowance for loan losses until prior  charge-offs have been fully recovered.

An age analysis of past due loans, segregated by class of loans, as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020 (unaudited)
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One- to four-family	$2,359	$1,083	$2,307	$5,749	$110,096	$115,845
Construction	—	—	—	—	—	—
	2,359	1,083	2,307	5,749	110,096	115,845
Commercial loans:
Real estate - nonresidential	561	114	912	1,587	23,747	25,334
Multi-family	—	42	—	42	5,116	5,158
Construction	—	—	—	—	92	92
Commercial business	428	208	157	793	26,221	27,014
	989	364	1,069	2,422	55,176	57,598
Consumer loans:
Home equity and junior liens	64	31	39	134	9,932	10,066
Manufactured homes	495	120	186	801	37,271	38,072
Automobile	147	50	43	240	21,764	22,004
Student	—	—	—	—	2,267	2,267
Recreational vehicle	—	—	29	29	13,518	13,547
Other consumer	26	15	—	41	4,032	4,073
	732	216	297	1,245	88,784	90,029
Total originated loans	$4,080	$1,663	$3,673	$9,416	$254,056	$263,472

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans
Residential mortgage loans:
One- to four-family	$275	$133	$233	$641	$14,584	$15,225
Construction	—	—	—	—	—	—
	275	133	233	641	14,584	15,225
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,979	1,979
Commercial business	—	—	—	—	372	372
	—	—	—	—	2,351	2,351
Consumer loans:
Home equity and junior liens	—	—	44	44	1,417	1,461
Other consumer	2	—	—	2	209	211
	2	—	44	46	1,626	1,672
Total acquired loans	$277	$133	$277	$687	$18,561	$19,248

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans
Residential mortgage loans:
One- to four-family	$2,634	$1,216	$2,540	$6,390	$124,680	$131,070
Construction	—	—	—	—	—	—
	2,634	1,216	2,540	6,390	124,680	131,070
Commercial loans:
Real estate - nonresidential	561	114	912	1,587	25,726	27,313
Multi-family	—	42	—	42	5,116	5,158
Construction	—	—	—	—	92	92
Commercial business	428	208	157	793	26,593	27,386
	989	364	1,069	2,422	57,527	59,949
Consumer loans:
Home equity and junior liens	64	31	83	178	11,349	11,527
Manufactured homes	495	120	186	801	37,271	38,072
Automobile	147	50	43	240	21,764	22,004
Student	—	—	—	—	2,267	2,267
Recreational vehicle	181	21	—	202	13,345	13,547
Other consumer	28	15	29	72	4,212	4,284
	915	237	341	1,493	90,208	91,701
Total loans	$4,538	$1,817	$3,950	$10,305	$272,415	$282,720

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2019
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One- to four-family	$2,963	$1,656	$1,945	$6,564	$113,644	$120,208
Construction	—	—	—	—	828	828
	2,963	1,656	1,945	6,564	114,472	121,036
Commercial loans:
Real estate - nonresidential	350	1,388	912	2,650	30,931	33,581
Multi-family	—	—	—	—	5,585	5,585
Construction	—	—	—	—	100	100
Commercial business	540	24	73	637	13,391	14,028
	890	1,412	985	3,287	50,007	53,294
Consumer loans:
Home equity and junior liens	80	71	67	218	9,952	10,170
Manufactured homes	179	83	—	262	23,507	23,769
Automobile	207	54	54	315	20,768	21,083
Student	35	—	—	35	2,216	2,251
Recreational vehicle	—	—	—	—	263	263
Other consumer	57	2	—	59	1,665	1,724
	558	210	121	889	58,371	59,260
Total originated loans	$4,411	$3,278	$3,051	$10,740	$222,850	$233,590

		90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans
Residential mortgage loans:
One- to four-family	$457	$293	$314	$1,064	$17,442	$18,506
	—	—	—	—	—	—
Commercial loans:	457	293	314	1,064	17,442	18,506
Real estate - nonresidential
Commercial business	—	—	—	—	2,115	2,115
Other commercial and industrial	—	—	—	—	404	404
	—	—	—	—	2,519	2,519
Consumer loans:
Home equity and junior liens	11	63	87	161	1,672	1,833
Other consumer	1	18	—	19	342	361
	12	81	87	180	2,014	2,194
Total acquired loans	$469	$374	$401	$1,244	$21,975	$23,219

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans
Residential mortgage loans:
One- to four-family	$3,420	$1,949	$2,259	$7,628	$131,086	$138,714
Construction	—	—	—	—	828	828
	3,420	1,949	2,259	7,628	131,914	139,542
Commercial loans:
Real estate - nonresidential	350	1,388	912	2,650	33,046	35,696
Multi-family	—	—	—	—	5,585	5,585
Construction	—	—	—	—	100	100
Commercial business	540	24	73	637	13,795	14,432
	890	1,412	985	3,287	52,526	55,813
Consumer loans:
Home equity and junior liens	91	134	154	379	11,624	12,003
Manufactured homes	179	83	—	262	23,507	23,769
Automobile	207	54	54	315	20,768	21,083
Student	35	—	—	35	2,216	2,251
Recreational vehicle	—	—	—	—	263	263
Other consumer	58	20	—	78	2,007	2,085
	570	291	208	1,069	60,385	61,454
Total loans	$4,880	$3,652	$3,452	$11,984	$244,825	$256,809

Non-accrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
	(Unaudited)
Residential mortgage loans:
1-4 family first-lien	$2,540	$2,259
Construction	—	—
	2,540	2,259
Commercial loans:
Real estate - nonresidential	912	2,509
Real estate - multi-family	—	—
Construction	—	—
Other commercial and industrial	157	1,195
	1,069	3,704
Consumer loans:
Home equity and junior liens	83	154
Manufactured homes	186	—
Automobile	43	54
Student	—	—
Recreational Vehicle	29
Other consumer	—	—
	341	208
Total non-accrual loans	$3,950	$6,171

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no loans past due more than ninety days and still accruing interest at September 30, 2020 and December 31, 2019. The increase in the nonresidential and commercial loans that are non-accrual is attributable to one commercial relationship totaling $2.7 million that experienced performance issues and was restructured in December 2019. Although the loans are all current at year-end the restructure met the criteria for a Troubled Debt Restructuring, and as such, the accrual of interest has been suspended until the loans perform under the modified terms for a period of Nine Months.

Troubled Debt Restructurings

The Company is required to disclose certain activities related to Troubled Debt Restructurings (TDR) in accordance with accounting guidance. Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that the Company would not otherwise consider for a new loan with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

At December 31, 2019, all ten of the modified loans are still outstanding, for a total of $81,000. Two of the outstanding auto TDRs are in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continues to accrue interest and have not defaulted since restructuring. Although these loans are considered impaired because they are TDR, they have not been assigned a specific reserve due to the small balance of the individual loans.

At September 30, 2020, six of the modified loans are outstanding, for a total of $47,000. One of the outstanding auto TDRs is in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continues to accrue interest and not defaulted since restructuring.

As a result of the merger in 2018, the Company acquired two consumer loans that met the criteria of a TDR. The two loans had an outstanding balance at December 31, 2018 of approximately $17,000. During 2019, one of those loans failed to perform under the modified terms and the balance of $7,000 was charged off against our loan allowance. The remaining consumer loan had an outstanding balance at December 31, 2019 of $7,000. This was paid in full after year-end.

In 2019, the Company modified a commercial loan that was originated through a program with Bankers Healthcare Group (BHG). This loan is also serviced by BHG, who maintains a 50% recourse share in losses from this loan program portfolio. BHG deferred payments for the borrower to bring the loan current after significant delinquency had occurred, making concessions to the maturity date but not the rate or principal due. The principal balance of this loan at December 31, 2019 is $25,000. Since modification, the loan continues to make regular on-time payments under the terms of the modification and is now considered current, but will be reported as a TDR until the outstanding balance is paid in full. The loan balance was $15,000 at September 30, 2020.

In 2018, a local automobile dealership with whom the Company has had a long-standing commercial relationship, began to experience cash flow concerns. At that time, additional loans were purchased from the dealership but, in order to ease the dealership’s cash flow and the payment process, the outstanding balance was re-amortized as one debt to one maturity date. The resulting consolidated balance was classified as a commercial loan to the dealership and considered a TDR. Although this loan remained current, the rest of the relationship began to suffer delinquencies and the borrowers needed assistance in determining their cash flow needs and sources. In December 2019, the Company restructured the entire relationship, which included the purchased loans consolidated in the previous year, a nonresidential mortgage, a dealer floorplan line of credit and two commercial term loans. All loans were cross-collateralized, additional collateral was obtained and temporary concessions were made as to loan interest rates and amortization. At September 30, 2020 and December 31, 2019, the total

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

balance of the restructured loans in this relationship is $2,573,000 and $2,718,000, respectively. Regular weekly payments have been received in accordance with the modified terms.

Impaired Loans

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loans information by portfolio class as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
	(unaudited)	(unaudited)	(unaudited)
With no related allowance recorded:
One- to four-family residential mortgages	$1,724	$1,754	$—
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	354	354	—
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	809	809	—
Home equity and junior liens	72	72	—
Manufactured homes	—	—	—
Automobile	—	—	—
Student	—	—	—
Other consumer	—	—	—

With an allowance recorded:
One- to four-family residential mortgages	915	915	81
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	552	552	276
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	737	737	256
Home equity and junior liens	—	—	—
Manufactured homes	—	—	—
Automobile	45	45	11
Student	—	—	—
Other consumer	—	—	—

Total:
One- to four-family residential mortgages	2,639	2,669	81
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	906	906	276
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	1,546	1,546	256
Home equity and junior liens	72	72	—
Manufactured homes	—	—	—
Automobile	45	45	11
Student	—	—	—
Other consumer	—	—	—
	$5,208	$5,238	$624

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2019
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,150	$2,180	$—
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	2,472	2,472	—
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	1,622	1,622	—
Home equity and junior liens	131	131	—
Manufactured homes	—	—	—
Automobile	81	81	—
Student	—	—	—
Other consumer	—	—	—

With an allowance recorded:
One- to four-family residential mortgages	132	132	7
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	438	438	250
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	385	385	133
Home equity and junior liens	—	—	—
Manufactured homes	—	—	—
Automobile	—	—	—
Student	—	—	—
Other consumer	1	1	1

Total:
One- to four-family residential mortgages	2,282	2,312	7
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	2,910	2,910	250
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	2,007	2,007	133
Home equity and junior liens	131	131	—
Manufactured homes	—	—	—
Automobile	81	81	—
Student	—	—	—
Other consumer	1	1	1
	$7,412	$7,442	$391

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	For the Three Months Ended	For the Nine months	For the Year ended
	Ended September 30,	Ended September 30	December 31,
	2020	2020	2019
	Average	Average	Average
	Recorded	Recorded	Recorded
(In thousands)	Investment (unaudited)	Investment (unaudited)	Investment

One- to four-family residential mortgages	$2,642	$2,652	$2,309
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	6,907	913	1,453
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	1,543	1,601	1,038
Home equity and junior liens	72	73	132
Manufactured homes	—	—	—
Automobile	46	48	89
Student	—	—	—
Other consumer	—	—	1
	11,210	5,287	$5,022

The following table presents interest income recognized on impaired loans the three- and nine-months periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
One- to four-family residential mortgages	$15	$11	$61	$42
Construction residential mortgages	—	—	—	—
Commercial real estate - nonresidential	4	13	14	37
Multi-family	—	—	—	—
Construction commercial	—	—	—	—
Commercial business	17	25	43	65
Home equity and junior liens	2	1	4	3
Manufactured homes	—	—	—	—
Automobile	1	—	3	—
Student	—	—	—	—
Other consumer	—	—	—	—
	$39	$50	$125	$147

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

impairment evaluation by loan portfolio class at and for the three months and nine months ended September 30, 2020 are summarized as follows:

	For the Three months ended
	September 30, 2020 (unaudited)
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$549	$1	$509	$41	$—	$380
Charge-offs	—	—	(48)	—	—	—
Recoveries	—	—	—	5	—	—
Provision for loan losses	44	(1)	10	(27)	—	174
Ending balance	$593	$—	$471	$19	$—	$554

	For the Three Months ended
	September 30, 2020 (cont'd) (unaudited)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	Homes	Automobile	Student	Vehicle	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$38	$—	$134	$70	$—	$46	$228	$1,996
Charge-offs	—	—	(15)	—	—	—	—	(63)
Recoveries	—	—	27	2	2	(3)	—	31
Provision for loan losses	(12)	69	(13)	86	(2)	16	(194)	150
Ending balance	$26	$69	$133	$158	$—	$59	$34	$2,116

	For the Nine months ended
	September 30, 2020 (unaudited)
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(8)	—	(48)	—	—	—
Recoveries	2	—	—	14	—	140
Provision for loan losses	224	(2)	98	(12)	—	(113)
Ending balance	$593	$—	$471	$19	$—	$554
Ending balance: related to loans individually evaluated for impairment	$81	$—	$276	$—	$—	$256
Ending balance: related to loans collectively evaluated for impairment	$512	$—	$195	$19	$—	$298
Loans receivable:
Ending balance	$131,070	$—	$27,313	$5,158	$92	$27,386
Ending balance: individually evaluated for impairment	$2,639	$—	$906	$—	$—	$1,546
Ending balance: collectively evaluated for impairment	$128,431	$—	$26,407	$5,158	$92	$25,840

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Nine Months ended
	September 30, 2020 (cont'd) (unaudited)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	Homes	Automobile	Student	Vehicle	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	—	—	(44)	—	(14)	(3)	—	(117)
Recoveries	12	—	62	2	2	9	—	243
Provision for loan losses	(36)	69	(27)	87	12	18	12	330
Ending balance	$26	$69	$133	$158	$—	$59	$34	$2,116
Ending balance: related to loans individually evaluated for impairment	$—	$—	$11	$—	$—	$—	$—	$624
Ending balance: related to loans collectively evaluated for impairment	$26	$69	$122	$158	$—	$59	$34	$1,492
Loans receivable:
Ending balance	$11,527	$38,072	$22,004	$2,267	$13,547	$4,284	$—	$282,720
Ending balance: individually evaluated for impairment	$72	$—	$45	$—	$—	$—	$—	$5,208
Ending balance: collectively evaluated for impairment	$11,455	$38,072	$21,959	$2,267	$13,547	$4,284	$—	$277,512

	December 31, 2019
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$314	$1	$202	$12	$—	$523
Charge-offs	(42)	—	(18)	—	—	(106)
Recoveries	2	—	—	9	—	79
Provision for loan losses	101	1	237	(4)	—	31
Ending balance	$375	$2	$421	$17	$—	$527
Ending balance: related to loans individually evaluated for impairment	$7	$—	$250	$—	$—	$133
Ending balance: related to loans collectively evaluated for impairment	$368	$2	$171	$17	$—	$394
Loans receivable:
Ending balance	$138,714	$828	$35,696	$5,585	$100	$14,432
Ending balance: individually evaluated for impairment	$2,282	$—	$2,910	$—	$—	$2,007
Ending balance: collectively evaluated for impairment	$136,432	$828	$32,786	$5,585	$100	$12,425

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2019 (cont'd)
	Home equity	Manufactured			Other
(In thousands)	and junior liens	Homes	Automobile	Student	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$58	$—	$228	$50	$28	$132	$1,548
Charge-offs	—	—	(137)	(25)	(68)	—	(396)
Recoveries	—	—	52	1	5	—	148
Provision for loan losses	(8)	—	(1)	43	70	(110)	360
Ending balance	$50	$—	$142	$69	$35	$22	$1,660
Ending balance: related to
loans individually evaluated
for impairment	$—	$—	$—	$—	$1	$—	$391
Ending balance: related to
loans collectively evaluated
for impairment	$50	$—	$142	$69	$34	$22	$1,269
Loans receivable:
Ending balance	$12,003	$23,769	$21,083	$2,251	$2,348	$—	$256,809
Ending balance: individually
evaluated for impairment	$131	$—	$81	$—	$1	$—	$7,412
Ending balance: collectively
evaluated for impairment	$11,872	$23,769	$21,002	$2,251	$2,347	$—	$249,397

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

Generations Bank Plan:	For the Three Months Ended September
(In thousands)	2020	2019

Net Periodic Expenses recognized in income:	(unaudited)
Service cost	$103	$94
Interest cost	112	119
Expected return on plan assets	(335)	(309)
Amortization of net losses	34	50
Net periodic pension benefit	(86)	(46)

	For the Nine Months Ended September
	2020	2019

Net Periodic Expenses recognized in income:	(unaudited)
Service cost	309	283
Interest cost	336	358
Expected return on plan assets	(1,004)	(929)
Amortization of net losses	101	150
Net periodic pension benefit	(258)	(138)

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Medina Savings and Loan Plan:	For the Three months Ended September
(In thousands)	2020	2019

Net Periodic Expenses recognized in income:	(unaudited)
Service cost	$7	$5
Interest cost	36	25
Expected return on plan assets	(108)	(79)
Amortization of net losses	—	(2)
Net periodic pension benefit	(65)	(51)

	For the Nine Months Ended September
	2020	2019

Net Periodic Expenses recognized in income:	(unaudited)
Service cost	21	14
Interest cost	107	75
Expected return on plan assets	(322)	(237)
Amortization of net losses	—	(7)
Net periodic pension benefit	(194)	(155)

8.Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total core and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total adjusted assets (as defined).

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2020 and December 31, 2019, the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total core, risk-based, Tier 1 risk-based and common equity Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios as of September 30, 2020 and December 31, 2019 are as follows:

					Minimum		Minimum
					To Be "Well-		For Capital
			Minimum		Capitalized"		Adequacy Plus Capital
			For Capital		Under Prompt		Conservation Buffer
	Actual		Adequacy Purposes		Corrective Provisions		Basel III Phase-In
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020 (unaudited):
Common Equity Tier 1 Capital*	$27,165	11.56%	$11,441	4.50%	$16,526	6.50%	$17,797	7.00%
Total Capital (to Risk-Weighted Assets)	$33,713	13.26%	$20,340	8.00%	$25,425	10.00%	$26,696	10.50%
Tier 1 Capital* (to Risk-Weighted Assets)	$27,165	12.43%	$15,255	6.00%	$20,340	8.00%	$21,611	8.50%
Core Capital (to Total Adjusted Assets)	$31,597	8.54%	$14,798	4.00%	$18,498	5.00%	$16,648	4.50%
As of December 31, 2019:
Common Equity Tier 1 Capital*	$27,343	11.23%	$10,962	4.50%	$15,834	6.50%	$17,052	7.00%
Total Capital (to Risk-Weighted Assets)	$31,219	12.82%	$19,488	8.00%	$24,359	10.00%	$25,577	10.50%
Tier 1 Capital* (to Risk-Weighted Assets)	$27,343	12.13%	$14,616	6.00%	$19,488	8.00%	$20,706	8.50%
Core Capital (to Total Adjusted Assets)	$29,559	8.37%	$14,118	4.00%	$17,648	5.00%	$15,883	4.50%

*	Tier 1 Capital is reduced by low-level recourse for mortgages sold to FHLB.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2020 and December 31, 2019, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a core capital ratio exceeding 5%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8% and a total risk-based capital ratio exceeding 10%.

9.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at September 30, 2020.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2020 and December 31, 2019, financial instruments whose contract amounts represent credit risk consist of the following:

	September 30,	December 31,
(In thousands)	2020	2019
	(unaudited)
Commitments to grant loans	$5,529	$4,847
Unfunded commitments under lines of credit	16,034	17,072
Standby letters of credit	—	400

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2020 with fixed interest rates amounted to approximately $16.0 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2020 with variable interest rates amounted to approximately $5.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2019 with fixed interest rates amounted to approximately $10.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2019 with variable interest rates amounted to approximately $11.8 million.

Unfunded commitments under revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.

Commitments to Originate and Sell one- to four-family Residential Mortgages

The Bank has entered into agreements with the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contracts call for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At September 30, 2020 and December 31, 2019, there were no open contracts.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At September 30, 2020 and December 31, 2019, the Bank had no open commitments to deliver loans.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. There were no extension or pair-off fees paid by the Bank for the periods ended September 30, 2020 and December 31, 2019. The Bank has sold and funded $68.6 million under the MPF Program, inclusive of USDA loans, to date. The principal outstanding on loans sold under the MPF Program is $12.5 million at September 30, 2020. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $2.2 million at December 31, 2019. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $78,500 at September 30, 2020. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the MSL merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease is set to expire on May 31, 2021. Lease expense, since the merger, is included in occupancy expense and was $34,000 for the nine month periods ended September 30, 2020 and 2019 and $45,000 for the year ending December 31, 2019.

Future minimum lease commitments under the operating lease are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
	(unaudited)
2020	11	46
2021	19	19
	$30	$65

The lease contains an option to extend for additional periods, which are not included in the commitments above. There are no plans to renew this lease.

10.Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, which are presented in our consolidated statements of operations as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents revenues subject to Topic 606 for the three and nine month periods ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

	(unaudited)		(unaudited)
Service charges on deposit accounts	$132	$123	$443	$528
Debit card interchange and surcharge income	218	198	561	559
Investment services income	2	44	86	213
Insurance commission and fees	180	194	586	631
Loan servicing fees	54	51	125	104
	$586	$610	$1,801	$2,035

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as stop payment charges, wire transfers, and official check charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance and inactivity fees, which relate primarily to monthly maintenance and servicing, are recognized at the time the end of the month in which maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users at the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to cardholder.

Investment services income: Prior to June 30, 2020 the Company earned fees from investment brokerage services provided to its customers by an employee who acted as an agent for a third-party service provider, Cadaret Grant. The Company received commissions from Cadaret Grant on a monthly basis based upon customer activity and balances held for the month. The Company employed the agent that arranged the relationship between the customer and the brokerage service provider. Investment brokerage commissions are presented gross based on the commission percentage earned. All related costs are recorded as operating expense.  The Company sold this line of business to a third party at June 30, 2020.

Insurance commissions and fees: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume growth or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.

Loan servicing fees: The majority of income derived from loans is excluded from the scope of the amended guidance on accounting for revenue from contracts with customers. However, servicing fee revenue is generated in the form of late charges on customer loans. Late fees are transaction-based and are recognized at the point in time that the customer has exceeded the loan payment grace-period and the Company has earned the fee based on loan note. Fees are assessed as a percentage of the past-due loan payment amount.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.Fair Value Disclosures

Management uses its best judgment in estimating the fair value of the Company’s financial assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial assets and liabilities subsequent to the respective reporting dates may be different from the amounts reported at each reporting date.

The Company uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. The fair value of a financial asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, there may be no quoted market prices for the Company’s various financial assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the financial asset or liability.

Fair value measurement guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended September 30, 2020 and December 31, 2019.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at September 30, 2020 and December 31, 2019.

Cash and due from banks: The carrying amounts of cash and due from banks approximate fair values.

Interest-earning deposits: The carrying amounts of interest-earning term deposits held in banks approximate fair values.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment securities: The fair values of trading, available-for-sale, held-to-maturity and equity securities are obtained from an independent third party and are based on quoted prices on a nationally recognized exchange (Level 1), where available. At this time, only the equity securities qualify as a Level 1 valuation. If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management made no adjustment to the fair value quotes that were received from the independent third party pricing service. In 2019, the Company purchased municipal bonds from local government entities. Since these deals were constructed between the Company and the small local government entities, they have not been evaluated by a third party service, and there was no discernable market for these investments. As such, it is deemed that the carrying value approximated fair value (Level 3).

Municipal Bonds:

The significant unobservable inputs used in the fair value measurement of the Company’s municipal bonds are premiums for unrated securities and marketability discounts. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. In general, changes in either of those inputs will not affect the other input.

Federal Home Loan Bank (FHLB) stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB, resulting in a Level 2 classification. There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.

Loans: The fair values of loans, excluding impaired loans, are estimated using discounted cash flow analyses, using market rates at the statement of financial condition date that reflect the credit and interest rate risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Future cash flows are then discounted using the Bank’s weighted average rate on new loans and thus the resulting fair value represents exit pricing. Generally, for variable rate loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values.

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties or discounted cash flows based upon expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), and are therefore classified as Level 1. Savings and money market account fair values are based on estimated decay rates and current costs. Fair values for fixed rate certificates of deposit, including brokered deposits, are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. Due to the inputs necessary to calculate the fair value, savings and time deposits are considered Level 3 valuations that estimate exit pricing.

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate fair value, and due to the short-term (30 days or less) nature of the balances, are considered Level 1.

Borrowings: Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

a Level 2 classification. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt: The carrying value is deemed to approximate the fair value.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2020, and December 31, 2019:

	September 30, 2020 (unaudited)
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$12,248	$12,248	$—	$—	$12,248
Securities available-for-sale	23,132	—	19,940	3,192	23,132
Securities held-to-maturity	1,616	—	1,653	—	1,653
Equity securities	594	594	—	—	594
Loans receivable	290,747	—	—	292,289	292,289
Federal Home Loan Bank of New York stock	2,120	—	2,120	—	2,120
Accrued interest receivable	1,426	1,426	—	—	1,426
Financial liabilities:
Deposits	$303,368	$84,301	$—	$220,930	$305,231
Long-term borrowings	30,064	—	31,848	—	31,848
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	187	187	—	—	187

	December 31, 2019
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$13,448	$13,448	$—	$—	$13,448
Securities available-for-sale	30,627	—	28,115	2,512	30,627
Securities held-to-maturity	2,078	—	2,110	—	2,110
Equity securities	2,579	2,579	—	—	2,579
Loans receivable	259,620	—	—	262,929	262,929
Federal Home Loan Bank of New York stock	2,267	—	2,267	—	2,267
Accrued interest receivable	1,215	1,215	—	—	1,215
Financial liabilities:
Deposits	$283,338	$65,623	$—	$218,004	$283,627
Long-term borrowings	31,448	—	32,874	—	32,874
Subordinated debt	735	—	735	—	735
Accrued interest payable	104	104	—	—	104

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2020 (unaudited)
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$42	$—	$42
Municipal bonds	—	19,898	3,192	23,090
Equity investment securities:
Large cap equity mutual fund	33	—	—	33
Other mutual funds	561	—	—	561
Total investment securities	$594	$19,940	$3,192	$23,726

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$50	$—	$50
Municipal bonds	—	28,065	2,512	30,577
Equity investment securities:
Large cap equity mutual fund	31	—	—	31
Other mutual funds	2,548	—	—	2,548
Total investment securities	$2,579	$28,115	$2,512	$33,206

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods ended September 30, 2020 and December 31, 2019:

Investment
(In thousands)	Securities
(unaudited)
Balance - January 1, 2020	$2,512
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases	1,159
Principal payments	(479)
Sales	—
Balance - September 30, 2020	$3,192

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment
(In thousands)	Securities
Balance - January 1, 2019	$—
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases	2,528
Principal payments	(16)
Sales	—
Balance - December 31, 2019	$2,512

In 2020 and 2019, the Company purchased municipal bonds from local government entities and those bonds are being held in the Company’s vault. The Company receives scheduled principal and interest payments from the municipalities based on the terms of the bonds. Since there was no discernable market for these investments, management is unable to determine a good estimate of fair value. As such, the carrying value is deemed to approximate fair value (Level 3).

Sensitivity of Significant Unobservable Inputs:

The following is a description of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Municipal Bonds: The significant unobservable inputs used in the fair value measurement of the Company’s municipal bonds are premiums for unrated securities and marketability discounts. Significant increases (decreases) in either of those inputs isolation would result in a significantly lower (higher) fair value measurement. In general, changes in either of those inputs will not affect the other input.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2020 (unaudited)
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,625	$1,625
Foreclosed real estate & repossessed assets	—	—	8	8

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$565	$565
Foreclosed real estate & repossessed assets	—	—	70	70

There have been no transfers of assets in or out of any fair value measurement level.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2020 (unaudited) and December 31, 2019:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
1-4 family residential		Costs to Sell	5% - 15% (10)%

Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Commercial real estate		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Impaired loans -	USDA Guarantee	Government guaranteed portion	20% (20)%
Other commercial and industrial

Foreclosed real estate and repossessed assets -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Impaired loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific valuation allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Although the fair value of the property normally will be based on an appraisal, the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property’s current fair value. Examples of such circumstances include changed economic conditions since the last appraisal, stale appraisals, or imprecision and subjectivity in the appraisal process. Appraisal adjustments may be made by management to reflect these conditions resulting in a discount of the appraised value. In addition, a discount is typically applied to account for estimated costs to sell. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuations, and management’s expertise and knowledge of the client and client’s business. The methods used to determine the fair values of impaired loans typically result in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate & repossessed assets: Assets acquired through foreclosure, transfers in lieu of foreclosure or repossession are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Similar to the impaired loan disclosures above, fair value is commonly based on recent real estate appraisals, or estimated value from auction house or qualified dealer, and adjusted as deemed necessary by independent appraisers and management and estimated costs to sell resulting in a level 3 fair value classification. Foreclosed and repossessed assets are evaluated on a monthly basis to determine whether an additional reduction in the fair value less estimated costs to sell should be recorded.

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.Segment Information

The Company has three primary business segments, its community banking franchise, its insurance agency and a limited-purpose commercial bank, which opened for business in 2019 to provide municipal banking services.

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes Region and Orleans County of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort for these functions is related to this segment. Major revenue sources include net interest income, service fees on deposit accounts and investment services commission. Expenses include personnel and branch-network support charges.

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes Region. The insurance activities consist of those conducted through the Bank’s wholly owned subsidiary, Generations Agency. The primary revenue source is commissions. Expenses include personnel and office support charges.

The municipal banking segment is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities, primarily within the Finger Lakes Region and Northwest New York State, to deposit public funds with the Commercial Bank in accordance with existing NYS municipal law. The Commercial Bank opened for business on January 2, 2019 and is a wholly owned subsidiary of the Bank. The major revenue source is net interest income. Expenses include personnel, rent and support charges for using the assets and technology of the Bank.

Information about the segments is presented in the following table as of and for the periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020				2019

	(unaudited)
	Community		Municipal		Community		Municipal
(unaduited)	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,542	$—	$123	$2,665	$2,339	$—	$21	$2,360
Provision for loan losses	150	—	—	150	90	—	—	90
Net interest income after provision for loan losses	2,392	—	123	2,515	2,249	—	21	2,270
Total noninterest income	499	182	480	1,161	838	194	—	1,032
Compensation and benefits	(1,180)	(92)	(18)	(1,290)	(1,312)	(108)	(19)	(1,439)
Other noninterest expense	(1,651)	(39)	(33)	(1,723)	(1,603)	(64)	(23)	(1,690)
(Loss) income before income taxes	60	51	552	663	172	22	(21)	173
Provision for income taxes	23	—	—	23	—	—	—	—
Net (loss) income	$37	$51	$552	$640	$172	$22	$(21)	$173

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2020				2019

	(unaudited)
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$7,357	$—	$392	$7,749	$7,064	$8	$45	$7,117
Provision for loan losses	330	—	—	330	270	—	—	270
Net interest income after provision for loan losses	7,027	—	392	7,419	6,794	8	45	6,847
Total noninterest income	1,604	591	480	2,675	2,132	635	—	2,767
Compensation and benefits	(3,704)	(287)	(56)	(4,047)	(4,188)	(332)	(38)	(4,558)
Other noninterest expense	(4,694)	(128)	(78)	(4,900)	(4,777)	(148)	(47)	(4,972)
(Loss) income before income taxes	233	176	738	1,147	(39)	163	(40)	84
Benefit for income taxes	(201)	—	—	(201)	—	—	—	—
Net (loss) income	$434	$176	$738	$1,348	$(39)	$163	$(40)	$84
Total assets	$364,098	$1,411	$50,123	$415,632	$351,078	$2,379	$12,353	$365,810

The following represents a reconciliation of the Company’s reported segment assets:

	At
	September 30,	At December 31,
(In thousands)	2020	2019
	(unaudited)
Total assets for reportable segments	$415,632	$416,102
Elimination of intercompany balances	(47,942)	(68,553)
Consolidated total assets	$367,690	$347,549

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

13. Recently Adopted and Recently Issued Accounting Pronouncements

On January 1, 2019, the Company adopted ASU No. 2016-02, which amended guidance on “Leases (Topic 842)”. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The objective of this standard is to present a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The Company has one lease expiring in September 2021, and the obligation under the lease is not significant. Further details of the lease commitment are provided in Note 9 to these Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350 40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 broaden the scope of ASC Subtopic 350 40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in ASU 2018-15 result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. For public business entities, the ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted ASU 2018-15, effective January 1, 2019.

In September 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees.

The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today.

The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are Smaller Reporting Companies, all other public business entities, and other non-public entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

Seneca-Cayuga Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 5 and 6 to these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the Covid-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market area, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	government-imposed limitations on our ability to foreclose on or repossess collateral for our loans;
●	government-mandated forbearance programs;
●	the success of our consumer loan portfolio, much of which is purchased from third-party originators, and is secured by collateral outside of our market area, including in particular, automobile, recreational vehicle and manufactured home loans,
●	our ability to access cost-effective funding, including by increasing core deposits and reducing reliance on wholesale funds;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	the performance and availability of purchased loans;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
●	the impact of the Dodd-Frank Act and the implementing regulations;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected, including third-party loan originators;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Generations Bancorp NY, Inc.’s Prospectus dated November 12, 2020, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November  20, 2020.

The following tables set forth selected historical financial and other data of Seneca-Cayuga Bancorp for the periods and at the dates indicated. This information is only a summary and it should be read in conjunction with the business and financial information contained elsewhere in this Quarterly Report on Form 10-Q, the financial statements beginning on page F-1. The information at December 31, 2019 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Seneca-Cayuga Bancorp at page F-1 of Generations Bancorp prospectus dated November 12, 2020 and filed with the SEC on November 20, 2020. The information at September 30, 2020 and for the three months and nine months ended September 30, 2020 and 2019 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020 or any other period.

	At September 30,	At December 31,
	2020	2019

	(In thousands)
Selected Financial Condition Data:
Total assets	$367,690	$347,549
Cash and cash equivalent	12,248	13,448
Available-for-sale securities	23,132	30,627
Securities held to maturity	1,616	2,078
Equity securities	594	2,579
Loans, net	290,747	259,620
Premises and equipment, net	16,946	17,588
Bank-owned life insurance	6,997	6,893
Pension plan asset	8,440	7,605
Federal Home Loan Bank stock, at cost	2,120	2,267
Accrued interest receivable	1,426	1,215
Goodwill and intangible assets, net	1,656	1,705
Other assets	1,760	1,854
Foreclosed real estate and repossessed assets	8	70
Total liabilities	337,912	319,318
Deposits	303,368	283,338
Borrowings	30,064	31,448
Holding company borrowings and subordinated debt	1,235	735
Other liabilities	1,908	1,085
Escrowed funds	1,337	2,712
Total equity	29,778	28,231

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Selected Operating Data:
Interest and dividend income	$3,392	$3,133	$10,057	$9,400
Interest expense	727	773	2,308	2,283
Net interest income	2,665	2,360	7,749	7,117
Provision for loan losses	150	90	330	270
Net interest income after provision for loan losses	2,515	2,270	7,419	6,847
Noninterest income	1,145	1,032	2,675	2,767
Noninterest expenses	2,997	3,129	8,948	9,530
Income before income tax (provision) credit	663	173	1,146	84
Provision (credit) for income tax	23	—	(201)	—
Net income	$640	$173	$1,347	$84

	For the Three Months Ended		For the Nine Months Ended
	September 30, (1)		September 30, (1)
	2020	2019	2020	2019
Performance Ratios:
Return on average assets	0.69%	0.22%	0.50%	0.04%
Return on average equity	8.66%	2.50%	6.20%	0.41%
Interest rate spread (2)	3.26%	3.44%	3.28%	3.49%
Net interest margin (3)	3.25%	3.40%	3.25%	3.45%
Noninterest expense to average total assets	3.25%	3.94%	3.32%	4.02%
Efficiency ratio (4)	78.66%	92.25%	85.84%	96.40%
Average interest-earning assets to average interest-bearing liabilities	97.88%	96.64%	97.28%	96.41%
Average equity to average total assets	8.00%	8.70%	8.07%	8.71%

Asset Quality Ratios:
Non-performing assets to total assets	1.08%	2.64%	1.08%	2.64%
Non-performing loans to total loans	1.40%	3.41%	1.40%	3.41%
Allowance for loan losses to non-performing loans	53.56%	20.24%	53.56%	20.24%
Allowance for loan losses to total loans	0.75%	0.69%	0.75%	0.69%

Capital Ratios:
Common equity Tier 1 capital to risk-weighted assets	11.56%	11.62%	11.56%	11.62%
Total capital (to risk-weighted assets)	13.26%	13.47%	13.26%	13.47%
Tier 1 capital (to risk-weighted assets)	12.43%	12.71%	12.43%	12.71%
Tier 1 capital (to total assets)	8.54%	8.94%	8.54%	8.94%

Other:
Number of full-service offices	11	12	11	12
Number of full-time equivalent employees	102	104	102	104

(1)	Annualized where appropriate.
(2)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets increased $20.1 million, or 5.8%, to $367.7 million at September 30, 2020 from $347.5 million at December 31, 2019. The increase resulted primarily from increases in net loans of $31.1 million and in pension plan assets of $835,000, offset in part by decreases in cash and cash equivalents of $1.2 million, in equity securities of $2.0 million and in securities held available-for-sale of $7.5 million.

Net Loans. Net loans increased $31.1 million, or 12.0%, to $290.7 million at September 30, 2020 from $259.6 million at December 31, 2019. The increase resulted primarily from increases in manufactured home loans of $14.3 million, or 60.2%, recreational vehicle loans of $13.3 million, or 5,070.6%, commercial business loans of $13.0 million, which includes $10.0 million of PPP loans, or 89.8%, other consumer loans of $2.2 million, or 105.4%, and automobile loans of $921,000, or 4.4%, offset in part by decreases in one- to four-family residential real estate loans of $7.6 million, or 5.5%, and nonresidential loans of $8.4 million, or 23.5%. Net deferred fees increased $5.6 million, or 114.8%, during the nine months ended September 30, 2020, representing primarily fees paid for purchased loans which are amortized over the estimated loan lives.

Consistent with our business strategy, we intend to continue to increase the purchase and origination of automobile, recreational vehicle and manufactured home loans. During the nine months ended September 30, 2020, we purchased $7.6 million of automobile loans, $13.5 million of recreational vehicle loans and $17.5 million of manufactured home loans.  Additionally, to supplement originations, we intend to begin purchasing one- to four-family residential real estate loans.

Investment Securities. Securities available-for-sale decreased $7.5 million, or 24.5%, to $23.1 million at September 30, 2020 from $30.6 million at December 31, 2019. The decrease in securities available-for-sale resulted from the sale of $8.8 million of municipal bonds, partially offset by purchases of $1.1 million of municipal bonds and a $523,000 increase in unrealized gains.

Equity investment securities, which are comprised of mutual funds invested in preferred stock and municipal bonds and equity securities held in a directors’ retirement plan rabbi trust decreased $2.0 million, or 77.0%, to $594,000 at September 30, 2020 from $2.6 million at December 31, 2019 as a result of management’s decision to sell the mutual funds to eliminate the volatility of changing market prices.

Premises and Equipment.  Premises and equipment decreased $642,000, or 3.7%, to $16.9 million at September 30, 2020 from $17.6 million at December 31, 2019.  The decrease resulted primarily from recognition of depreciation expense of $795,000.

Pension Plan Assets. Pension plan assets increased $835,000, or 11.0%, to $8.4 million at September 30, 2020 from $7.6 million at December 31, 2019.  The increase resulted from estimated returns on pension assets of $1.3 million and employer contributions of $281,000, offset by estimated benefits paid of $330,000 and interest costs of $443,000.

Deposits.  Deposits increased $20.0 million, or 7.1%, to $303.4 million at September 30, 2020 from $283.3 million at December 31, 2019. Noninterest-bearing deposits increased $13.7 million, or 36.1%, to $51.9 million at September 30, 2020 from $38.1 million as of December 31, 2019. Interest-bearing accounts increased $6.3 million, or 2.6%, to $251.5 million at September 30, 2020 from $245.2 million at December 31, 2019. Interest-bearing checking accounts increased $4.9 million, or 17.8%, to $32.4 million at September 30, 2020 from $27.5 million at December 31, 2019.  The largest increase in interest-bearing deposits was in savings accounts which increased $19.9 million, or 23.4%.  Additionally, money market accounts increased $794,000, or 3.2%, to $25.7 million at September 30, 2020 from $24.9 million at December 31, 2019 and certificates of deposit decreased $19.4 million, or 18.0%, to $88.2 million at September 30, 2020 from $107.6 million at December 31, 2019.

Municipal deposits held at Generations Commercial Bank totaled $43.5 million at September 30, 2020 and at December 31, 2019.  Also, in light of the current historically low interest rate environment, in October 2020 we allowed a significant amount of municipal deposits to roll off at maturity without bidding for these ongoing relationships.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $1.4 million, or 4.4%, to $30.1 million at September 30, 2020 from $31.4 million at December 31, 2019. The average cost of outstanding advances from the Federal Home Loan Bank was 2.11% at September 30, 2020, compared to our weighted average rate on deposits of 0.82% at that date.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings increased $500,000, or 68.0%, to $1.2 million at September 30, 2020 from $735,000 at December 31, 2019. In July 2020, we obtained $500,000 of debt at a fixed rate of 6.0% maturing February 15, 2021. It is our intention to repay this debt with net proceeds of the offering. The subordinated debt matures June 30, 2021.

Total Equity. Total equity increased $1.5 million, or 5.5%, to $29.8 million at September 30, 2020 from $28.2 million at December 31, 2019. The increase resulted primarily from net income of $1.3 million during the period and a $492,000 decrease in other comprehensive loss, offset in part, by recording the $290,000 fair value of our shares of common stock held in supplemental executive retirement plans.

Forbearances Programs in Response to Government actions and the Covid-19 Pandemic

In March 2020, we began communicating with our business customers to ascertain whether the Covid-19 pandemic and economic shutdown had or was expected to have a significant adverse effect on their respective businesses. We also provided loan customers an opportunity to defer payments for up to five months. At June 30, 2020, 227 customers with loan balances of $28.9 million had deferred loan payments pursuant to this program. At September 30, 2020, all of these loans had returned to their regular payments cycles. When the loans come off deferment, the maturity has been extended such that the monthly payment remains the same, except for those loans with escrow. For loans with escrow, an escrow analysis was performed and the escrow portion of the payment was adjusted to make up any shortage. We have not deferred our recognition of interest income with respect to loans subject to deferment. As of the date of this prospectus, we are unable to determine the aggregate amount of loans that will likely become delinquent after the respective deferral; however, we are monitoring these loans and we have identified customers with loans totaling $10.4 million that we believe may experience significant adverse impact to their finances or related businesses due to the Covid-19 pandemic.

At September 30, 2020, a one- to four-family residential real estate loan with a $65,000 balance was 90 days delinquent and a one- to four-family residential real estate loan with a balance of $391,000 was 30 days delinquent. Additionally, at this date, one relationship with five loans totaling $515,000 were 60 days delinquent and had been classified as substandard subsequent to June 30, 2020.  The loans are secured by residential investor properties.

Our nonperforming loans may increase significantly later in 2020 as loan modifications expire and the impact of current government stimulus programs wanes, and therefore we anticipate that our loan loss provision will be greater in the remainder of the year ending December 31, 2020, as compared to comparable periods in 2019, when our provision was relatively low by historical standards due to the positive economic conditions at that time.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General.  Net income for the three months ended September 30, 2020 was $640,000, compared to $173,000 for the three months ended September 30, 2019, an increase of $467,000 or 269.9%.  The increase was primarily due to a $305,000 increase in net interest income, a $132,000 decrease in noninterest expense and a $113,000 increase in noninterest income.

Interest and Dividend Income.  Interest and dividend income increased $259,000, or 8.3%, to $3.4 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019.  This increase was primarily attributable to increases of $257,000 in interest on loans receivable.  The average balance of loans increased $40.2 million, or 16.2%, to $288.0 million for the three months ended September 30, 2020 from $247.8 million for the three months ended September 30, 2019, while the average yield on loans decreased 30 basis points to 4.37% for the 2020 period from 4.67% for the 2019 period, reflecting the lower market interest rate environment period to period.

Interest Expense.  Total interest expense decreased $46,000, or 6.0%, to $727,000 for the three months ended September 30, 2020 from $773,000 for the three months ended September 30, 2019.  Interest expense on total interest-bearing deposits decreased $48,000, or 7.9%, to $561,000 for the three months ended September 30, 2020 from $609,000 for the three months ended September 30, 2019, primarily due to the lower market interest rate environment resulting in a decrease of $27,000 in interest expense for money market accounts and a decrease of $18,000 in interest expense for certificates of deposit. The average rates paid on our money market accounts decreased 47 basis points and on our certificates of deposit decreased 36 basis points when comparing the 2020 and 2019 periods. There was no significant change in borrowings cost during the comparable periods as most of the advances are fixed rate.

Net Interest Income.  Net interest income increased $305,000, or 12.9%, to $2.7 million for the three months ended September 30, 2020 from $2.4 million for the three months ended September 30, 2019.  Our net interest rate spread decreased to 3.26% for the three months ended September 30, 2020 from 3.44% for the three months ended September 30, 2019.  Our net interest margin decreased to 3.25% for the 2020 period from 3.40% for the 2019 period.  Net interest rate spread and net interest margin were affected by the decrease in market interest rates between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $150,000 for the three months ended September 30, 2020 and a provision for loan losses of $90,000 for the three months ended September 30, 2019.  The allowance for loan losses was $2.1 million, or 0.75% of total loans, at September 30, 2020, compared to $1.7 million, or 0.65% of total loans, at December 31, 2019.  The increase provision for loan losses in the 2020 period was due primarily to an increase in total loans with an emphasis on loans purchased secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income increased $113,000, or 10.9%, to $1.1 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019.  The increase was primarily due to a $272,000 increase in net gains on securities sold, offset partially by decreases in several noninterest income sources. Net unrealized losses on equity securities increased $60,000. Service fees decreased $54,000 as fewer fees were assessed when the Covid-19 crisis began. Investment services commissions decreased $42,000 and we experienced a $14,000 decrease in insurance commissions.

Noninterest Expense.  Noninterest expense decreased $132,000, or 4.2%, to $3.0 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019.  Compensation and benefits decreased $148,000, or 10.3%, due to a reduction in the number of employees. Occupancy and equipment expense decreased $42,000, or 7.4%, due to savings realized on maintenance contracts. Service charges decreased $45,000, or 8.2%, due to the elimination of duplicative IT service fees related to our 2018 merger with Medina Savings and Loan Association. These savings were partially offset by a $56,000 increase in regulatory assessments and a $25,000 loss on other real estate owned.

Federal Income Taxes. An income tax expense of $23,000 was recorded during the three months ended September 30, 2020 compared to no income tax expense for the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General.  Net income for the nine months ended September 30, 2020 was $1.3 million, compared to $84,000 for the nine months ended September 30, 2019, an increase of $1.3 million.  The increase was primarily due to a $632,000 increase in net interest income, a $582,000 decrease in noninterest expense and an income tax benefit of $201,000, partially offset by a $92,000 decrease in noninterest income.

Interest and Dividend Income.  Interest and dividend income increased $657,000, or 7.0%, to $10.1 million for the nine months ended September 30, 2020 from $9.4 million for the nine months ended September 30, 2019.  The increase was primarily attributable to increases of $467,000 in interest on loans receivable and $211,000 in interest from securities.  The average balance of loans increased $28.2 million, or 11.4%, to $274.6 million for the nine months ended September 30, 2020 from $246.4 million for the nine months ended September 30, 2019, due to the purchase of loans secured by manufactured homes, automobiles and recreational vehicles. The average yield on loans decreased 26 basis points to 4.46% for the 2020 period from 4.72% for the 2019 period, reflecting the lower market interest rate environment period to period.

The average balance of investment securities increased $10.4 million to $33.6 million for the nine months ended September 30, 2020 from $23.2 million for the nine months ended September 30, 2019. The increase resulted primarily from the purchase of municipal securities and an increase in unrealized gains in the portfolio. The average yield on investment securities decreased 15 basis points to 3.01% during the 2020 period from 3.16% from the 2019 period.

Interest Expense.  Interest expense was $2.3 million for the nine months ended September 30, 2020 and 2019. Increases in interest expense of certificates of deposit of $132,000 and in borrowings of $56,000 between the comparable periods were offset by decreases of $85,000 and $77,000 in money market accounts interest expense and savings accounts interest expense, respectively. The average cost of deposits and borrowings all decreased during the comparable periods due to the lower market interest rate environment.

Net Interest Income.  Net interest income increased $632,000, or 8.9%, to $7.8 million for the nine months ended September 30, 2020 from $7.1 million for the nine months ended September 30, 2019.  Our net interest rate spread decreased 21 basis points to 3.28% for the nine months ended September 30, 2020 from 3.49% for the nine months ended September 30, 2019.  Our net interest margin decreased 20 basis points to 3.25% for the 2020 period from 3.45% for the 2019 period.  Net interest rate spread and net interest margin were affected by the decrease in interest rates during the comparative periods in the 2020 and 2019 periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $330,000 for the nine months ended September 30, 2020 and a provision for loan losses of $270,000 for the nine months ended September 30, 2019.  The increased provision for loan losses in the 2020 period was due primarily to an increase in total loans with an emphasis on loans purchased secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income decreased $92,000, or 3.3%, to $2.7 million for the nine months ended September 30, 2020 from $2.8 million for the nine months ended September 30, 2019.  The decrease was primarily due to a $449,000 increase in unrealized losses on equity securities, a $127,000 decrease on investment securities revenue and a $92,000 decrease in service fees, offset in part by a $245,000 net gain realized on the sale of securities and $330,000 gain realized on the sale of the investment services book of business.

Noninterest Expense.  Noninterest expense decreased $582,000, or 6.1%, to $8.9 million for the nine months ended September 30, 2020 from $9.5 million for the nine months ended September 30, 2019.  Compensation and benefits decreased $510,000, or 11.2%, due to a reduction of employees. Occupancy and equipment expense decreased $121,000, or 7.1%, due to savings realized on maintenance contracts. Service charges decreased $129,000, or 8.2%, due to the elimination of IT-related service fees related to our 2018 merger with Medina Savings and Loan Association. These savings were partially offset by an $85,000, or 26.9%, increase in professional and other services fees due to higher legal and accounting costs and a $51,000 increase in regulatory assessments.

Federal Income Taxes.  An income tax benefit of $201,000 was recorded during the nine months ended September 30, 2020 compared to no income tax expense for the nine months ended September 30, 2019. The benefit recorded in 2020 resulted from our ability to carryback a net operating loss pursuant to The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the period indicated.  No tax-equivalent yield adjustments have been made.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2020			2019
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$287,993	$3,149	4.37%	$247,845	$2,892	4.67%
Securities	29,351	210	2.86	24,406	200	3.28
Interest earning deposits	8,712	1	0.005	2,757	8	1.16
Other	2,174	32	5.89	2,235	33	5.91
Total interest-earning assets	328,230	3,392	4.13	277,243	3,133	4.52
Non-interest-earning assets	40,971			40,301
Total assets	$369,201			$317,544

Interest-bearing liabilities:
Demand deposits	$83,840	$12	0.06%	$65,587	$11	0.07%
Money market accounts	25,325	22	0.35	23,955	49	0.82
Savings accounts	100,914	125	0.50	86,402	129	0.6
Certificates of deposit	94,270	402	1.71	81,085	420	2.07
Total interest-bearing deposits	304,349	561	0.074	257,029	609	0.95
Borrowings	30,984	166	2.14	29,851	164	2.20
Total interest-bearing liabilities	335,333	727	0.87	286,880	773	1.08
Other non-interest bearing liabilities	4,320			3,031
Total liabilities	339,653			289,911
Equity	29,548			27,633
Total liabilities and equity	$369,201			$317,544

Net interest income		$2,665			$2,360
Interest rate spread	3.26%			3.44%
Net interest-earning assets	$(7,103)			$(9,637)
Net interest margin	3.25%			3.40%
Average interest-earning assets to average
to interest-bearing liabilities	97.88%			96.64%

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$274,561	$9,183	4.46%	$246,386	$8,716	4.72%
Securities	33,626	760	3.01	23,196	549	3.16
Interest earning deposits	7,221	11	0.20	3,348	42	1.67
Other	2,263	103	6.07	2,117	93	5.86
Total interest-earning assets	317,671	10,057	4.22	275,047	9,400	4.56
Non-interest-earning assets	41,346			40,967
Total assets	$359,017			$316,014

Interest-bearing liabilities:
Demand deposits	$75,355	$33	0.06%	$64,985	$34	0.07%
Money market accounts	24,842	78	0.42	23,590	163	0.92
Savings accounts	93,531	330	0.47	88,676	407	0.61
Certificates of deposit	100,664	1,359	1.80	81,240	1,227	2.01
Total interest-bearing deposits	294,392	1,800	0.82	258,491	1,831	0.94
Borrowings	32,173	508	2.11	26,795	452	2.25
Total interest-bearing liabilities	326,565	2,308	0.94	285,286	2,283	1.07
Other non-interest bearing liabilities	3,493			3,204
Total liabilities	330,058			288,490
Equity	28,959			27,524
Total liabilities and equity	$359,017			$316,014

Net interest income		$7,749			$7,117
Interest rate spread	3.28%			3.49%
Net interest-earning assets	$(8,894)			$(10,239)
Net interest margin	3.25%			3.45%
Average interest-earning assets to average
to interest-bearing liabilities	97.28%			96.41%

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2020, the Bank had $30.0 million outstanding in advances from the FHLB. At September 30, 2020, the Bank also had an $8 million line of credit with a correspondent bank.  Under the terms of the agreement, up to $4 million advanced is unsecured for terms of fourteen days or less.  Any amount advanced over $4 million, or if the advance were extended for a term greater than fourteen days, would be secured by the delivery of collateral. The secured advance is limited to 80% of government agency sponsored mortgage-backed securities or 90% of United States Government Treasuries delivered. No advances received can exceed 50% of the Bank’s capital. At September 30, 2020 and December 31, 2019, there were no outstanding advances on this line.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and equity and available-for-sale investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $24,000 and $343,000 for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of and maturing securities, net cash used in investing activities was $20.3 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $19.1 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. We anticipate that we will have sufficient funds to meet our current funding commitments. In light of the current historically low interest rate environment, in October 2020 we allowed a significant amount of municipal deposits to roll off at maturity without bidding for these ongoing deposit relationships. We funded the outflow of these deposits, in part, through the sale of municipal securities.

Seneca-Cayuga Bancorp is, and Generations Bancorp as its successor will be, a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Seneca-Cayuga Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to Seneca-Cayuga Bancorp during the nine months ended September 30, 2020 or the year ended December 31, 2019.  At September 30, 2020, Seneca-Cayuga Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $14,000.

On September 10, 2020, based on its supervisory profile, the Bank was notified by the Office of the Comptroller of the Currency that it established individual minimum capital ratios for the Bank.  Specifically, effective September 10, 2020, the Bank is required to maintain a leverage ratio of 8.0% and a total capital ratio of 12.0%.  At September 30, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $31.6 million, or 8.54% of adjusted total assets, which is above the well-capitalized required level of $16.7 million, or 5.0%; total risk-based capital of $33.7 million, or 13.26% of risk-weighted assets, which is above the well-capitalized required level of $26.7 million, or 10.5% of risk-weighted assets; and common equity tier 1 risk based capital of $27.1 million, or 11.56%, of risk-weighted assets, which is above the well-capitalized required level of $17.8 million, or 7.0%.   At September 30, 2020, the Bank’s leverage ratio was 8.54% and its total capital ratio was 13.26% as indicated above.  At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $29.6 million, or 8.37% of adjusted total assets, which is above the well-capitalized required level of $15.9 million, or 4.5%; and total risk-based capital of $31.2 million, or 12.82% of risk-weighted assets, which is above the well-capitalized required level of $25.6 million, or 10.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2020, and December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the our financial condition or results of operations.

Item 1A. Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: December 23, 2020	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: December 23, 2020	/s/ Menzo D. Case
Menzo D. Case
Chief Financial Officer