Form 10-K
period 2020-12-31
Generations Bancorp NY, Inc.
filed 2021-03-29
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-000

Generations Bancorp NY, Inc.

(Exact name of registrant as specified in its charter)

Maryland	85-3659943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 East Bayard Street

Seneca Falls, New York 13148

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (315) 568-5855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	GBNY	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻   NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻   NO ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧   NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧   NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2020. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 13, 2021 ($10.09), the first date of trading in the common stock, was approximately $25.7 million

As of March 25, 2021, there were issued and outstanding 2,551,940 shares of the Registrant’s Common Stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

PART I

ITEM 1. Business

Forward Looking Statements

NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	Statements of our goals, intentions and expectations;
●	Statements regarding our business plans, prospects, growth and operating strategies;
●	Statements regarding the asset quality of our loan and investment portfolios; and
●	Estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated, the timing of an effective vaccine and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations: the demand for the Bank’s products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; the Company’s allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect the Company’s net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company’s assets may decline to a greater extent than the decline in the Company’s cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income; if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges the Bank may receive or on its ability to charge overdraft or other fees, it could adversely impact the Company’s financial results; the Company’s cyber security risks are increased as the result of an increased use of the Bank’s online banking platform and an increase in the number of employees working remotely; and FDIC premiums may increase if the agency experiences additional resolution costs.

However, this is a period of great uncertainty. The impact of COVID-19 is likely to be felt over the next several quarters particularly as the term of loan modifications expire and borrowers return to a normal debt service schedule as well as the commencement of a repayment schedule for payments that were deferred. As such, significant adjustments to the Allowance for Loan Losses may be required as the full impact of COVID-19 on the Bank’s borrowers becomes known.

The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. As such, forward-looking statements can be affected by inaccurate assumptions made or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect conditions only as of the date of this filing. The Company undertakes no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, except as required by the law.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

 Generations Bancorp NY, Inc.

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly owned subsidiary of Seneca-Cayuga, and The Seneca Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock. As part of the Conversion which was consummated on January 12, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, representing the MHC’s ownership interest in Seneca-Cayuga, for gross offering proceeds of $14.8 million and net proceeds of $13.3 million. In addition, existing shareholders of Seneca-Cayuga, other than the MHC, had their shares of Seneca-Cayuga exchanged for shares of Generations Bancorp pursuant to an exchange ratio. As a result of the Conversion, the MHC and Seneca-Cayuga ceased to exist and Generations Bank became the wholly owned subsidiary of Generations Bancorp

At December 31, 2020, Generations Bancorp had total consolidated assets of $373.0 million, loans net of allowance of $285.6 million, deposits of $309.5 million and stockholders’ equity of $30.0 million.

Generations Bancorp is subject to comprehensive regulation by the Federal Reserve Board.

Generations Bank

Generations Bank is a federal savings bank headquartered in Seneca Falls, New York. We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State.

We operate from our main office located in Seneca Falls, New York, our eight full-service offices, one drive-through facility and one in-store office located in a Wal-Mart super center, located in Albion, Auburn, Farmington, Geneva, Medina, Phelps, Seneca Falls, Union Springs and Waterloo, New York which are located throughout the northern Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Wayne, Yates, Ontario and Orleans counties. Our market area for deposits includes the communities in which we maintain our banking office locations, while our primary deposit market area is Seneca County and our primary lending market area is broadly defined as Cayuga, Seneca, Monroe, Ontario and Orleans counties, New York. Our address at our home office is 20 East Bayard Street, Seneca Falls, New York 13148 and the telephone number at our main office is (315) 568-5855.

Our business consists primarily of taking deposits from the general public and, through our commercial bank subsidiary, Generations Commercial Bank, from New York State and County municipalities and agencies, and investing those deposits, together with borrowings and funds generated from operations, in the origination and purchase of one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans and manufactured home loans. To a lesser extent, we originate commercial real estate and multifamily loans, commercial business loans and residential and commercial construction loans. Most of our one- to four-family residential real estate loans are originated to borrowers in our market area. To diversify our loan portfolio more geographically, we purchase loans that have been originated outside of the region, including automobile loans, recreational vehicle loans and manufactured home loans originated in throughout the United States. We also invest in securities, which currently consist primarily of municipal bonds issued by states, local municipalities and schools in the Northeastern United States, and to a far lesser extent mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. Additionally, through our subsidiary, Generations Agency, Inc., we provide insurance as well as certain other financial products.

We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit accounts. We also utilize advances from the Federal Home Loan Bank for liquidity and for asset/liability management purposes.

In 2018, we formed Generations Commercial Bank, a New York State-chartered limited purpose commercial bank, as a subsidiary of Generations Bank. Generations Commercial Bank opened for business on January 2, 2019 and has the power to receive deposits only to the extent of funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. At December 31, 2020, Generations Commercial Bank held $7.1 million of municipal deposits and subject to funding needs, we expect to continue to use municipal deposits in the future.

In the future we will consider converting Generations Bank to a commercial bank charter. If we were to make such a charter conversion, we would consider the merger of Generations Commercial Bank into Generations Bank.

Generations Bank and Generations Commercial Bank are subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.

Generations Bank’s website address is www.mygenbank.com. Information on this website is not and should not be considered a part of this annual report.

Generations Bank’s website address is www.mygenbank.com. Information on this website is not and should not be considered a part of this prospectus.

Competition

We face significant competition in originating loans and attracting deposits. Our market area and other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from mortgage brokers and mortgage banking companies, commercial banks, savings banks, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Seneca County represents our primary geographic market area for deposits. At June 30, 2020 (the latest date for which information is available), Generations Bank’s deposit market share was 28.0% of total Federal Deposit Insurance Corporation-insured deposits in Seneca County, representing the largest market share of seven institutions with banking offices in Seneca County. This data excludes deposits held by credit unions.

Market Area

We operate from our main office located in Seneca Falls, New York and our eight full-service offices, one drive-through facility and one in-store office located in a Wal-Mart super center, located in Albion, Auburn, Farmington, Geneva, Medina, Phelps, Seneca Falls, Union Springs and Waterloo, New York which are located throughout the northern Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Wayne, Yates, Ontario and Orleans counties. Our market area for deposits includes the communities in which we maintain our banking office locations, while our primary deposit market area is Seneca County and our primary lending market area is broadly defined as Cayuga, Seneca, Monroe, Ontario and Orleans counties, New York. We primarily serve rural, small town and suburban communities located in the northern Finger Lakes region extending from Medina, New York in the West to Auburn, New York in the East. We will, on occasion, originate loans secured by properties located outside of our primary market area. However, to diversity the geographic concentration in our loan portfolio, we purchase a substantial amount of automobile loans, recreational vehicle loans and manufactured home loans secured by collateral from outside of our primary market area.

The northern Finger Lakes region is located in the central to northwestern portion of New York State between the cities of Rochester and Syracuse, New York. Seneca Falls is located six miles south of Interstate 90, the major east-west highway that runs through the state of New York.

Seneca Falls and the surrounding areas include a diverse population of low- and moderate- income neighborhoods as well as middle class and more affluent neighborhoods. The housing consists mainly of single-family residences.

The economy in our market area is stable but we believe has limited industrial development compared to more urban and suburban areas. The economy in our market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in our market area include several hospitals and healthcare providers, several correctional facilities as well as a number of large manufacturing facilities including ITT Industries. Geneva and Auburn also serve as bedroom communities for nearby Rochester and Syracuse, New York.

Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment. Based on U.S. Census Bureau data and other published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

Our market area is largely rural and has experienced a population decline in recent years. Other than Monroe County which includes Rochester, New York and is more heavily populated, according to the United States Census Bureau, the total populations in July 2019 for Cayuga, Seneca, Ontario and Orleans counties, New York were approximately 76,000, 34,000, 110,000 and 40,000, respectively. Additionally, each of these counties, other than Ontario County (which increased by 1.6%) experienced a population decrease from 2010 through July 2019.

Lending Activities

General. Our principal lending activity has historically been originating and purchasing one- to four-family residential real estate loans, including home equity loans and lines of credit. Since 2008 we have not sold any loans into the secondary market and we do not intend to engage in significant loan sales in the future. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans and manufactured home loans. To a lesser extent, we also originate commercial real estate and multifamily loans, commercial business loans and residential construction and commercial construction loans. Since 2008, we have not sold loans that we originate and we do not intend to sell loans in the future.

We believe that originating and purchasing loans other than one- to four-family residential loans allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the average yield in our loan portfolio without, we believe, undue risk, and additionally manage interest rate sensitivity. Moreover, to diversify our loan portfolio more geographically, we purchase loans that have been originated outside of our market area, including automobile loans, recreational vehicle loans and manufactured home loans originated throughout the United States. Subject to market conditions and our asset-liability analysis, in addition to one- to four-family residential real estate loans, we intend to continue to increase our focus on purchases and originations of automobile loans, recreational vehicles loans and manufactured home loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We have recently engaged a third-party to assist with our residential mortgage originations and additionally, to supplement these originations, we intend to increase purchases of one- to four-family residential real estate loans.

.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential:
One- to four-family	$ 127,356	46.1%	$ 138,714	54.0%	$ 135,849	55.8%	$ 114,783	52.4%	$ 106,396	52.2%
Construction	-	0.0%	828	0.3%	930	0.4%	577	0.3%	269	0.1%
Commercial:
Real estate - nonresidential	24,754	9.0%	35,696	13.9%	35,474	14.6%	36,549	16.7%	36,310	17.8%
Real estate - Multi-family	5,125	1.9%	5,585	2.2%	5,756	2.4%	5,731	2.6%	787	0.4%
Construction	-	0.0%	100	0.0%	606	0.2%	2,803	1.3%	5,082	2.5%
Other commercial and industrial	20,505	7.4%	14,432	5.6%	17,334	7.1%	15,511	7.1%	14,170	7.0%
Consumer
Home equity loans and lines of credit	11,387	4.1%	12,003	4.7%	10,596	4.4%	7,771	3.6%	6,788	3.3%
Manufactured homes	44,347	16.1%	23,769	9.3%	18,965	7.8%	19,710	9.0%	19,834	9.7%
Automobile	21,469	7.8%	21,083	8.2%	14,068	5.8%	12,604	5.8%	11,845	5.8%
Student	2,259	0.8%	2,251	0.9%	1,674	0.7%	1,252	0.6%	855	0.4%
Recreational Vehicle	14,557	5.3%	262	0.1%
Other consumer	4,271	1.5%	2,086	0.8%	1,847	0.8%	1,361	0.6%	1,715	0.8%
Total loans receivable	$ 276,030	100.0%	$ 256,809	100.0%	$ 243,099	100.0%	$ 218,652	100.0%	$ 204,051	100.0%
Less:
Net deferred loan costs	11,787		4,895		3,031		3,069		3,335
FV credit and yield adjustment	(356)		(424)		(482)		-		-
Allowance for losses	(1,821)		(1,660)		(1,548)		(2,483)		(3,150)
Total loans receivable, net	$ 285,640		$ 259,620		$ 244,100		$ 219,238		$ 204,236

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-	Residential	Commercial		Commercial	Other Commercial
	Family	Construction	Real Estate	Multifamily	Construction	and Industrial

Due During the Years Ending	(In thousands)
December 31,
2021	$ 30	$ -	$ 706	$ -	$ -	$ 3,199
2022	190	-	19	-	-	5,520
2023	452	-	27	-	-	587
2024 to 2025	1,188	-	1,829	-	-	2,314
2026 to 2030	6,706	-	2,575	-	-	2,727
2031 to 2035	17,231	-	8,965	101	-	2,856
2036 and beyond	101,559	-	10,633	5,024	-	3,302
Total	$ 127,356	$ -	$ 24,754	$ 5,125	$ -	$ 20,505

	Home equity	Manufactured			Recreational	Other
	and LOC	Homes	Automobile	Student	Vehicle	Consumer	Total
Due During Years Ending
December 31,
2021	$ 136	$ 87	$ 162	$ -	$ -	$ 41	$ 4,361
2022	770	15	833	2	8	157	7,514
2023	428	96	2,237	-	5	132	3,964
2024 to 2025	1,601	433	12,052	26	157	341	19,941
2026 to 2030	7,087	4,795	6,185	-	441	866	31,382
2031 to 2035	1,349	10,112	-	2,231	6,437	1,495	50,777
2036 and beyond	16	28,809	-	-	7,509	1,239	158,091
Total	$ 11,387	$ 44,347	$ 21,469	$ 2,259	$ 14,557	$ 4,271	$ 276,030

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2020
	Fixed	Adjustable	Total

	(In thousands)
Residential:
One- to four-family	$ 120,144	$ 7,212	127,356
Construction			-
Commercial:
Real estate - nonresidential	5,366	19,388	24,754
Real estate - Multi-family	59	5,066	5,125
Construction	-	-	-
Other commercial and industrial	14,477	6,028	20,505
Consumer
Home equity loans and lines of credit	10,339	1,048	11,387
Manufactured homes	44,347	-	44,347
Automobile	21,469	-	21,469
Student	2,259	-	2,259
Recreational Vehicle	14,557	-	14,557
Other consumer	4,252	19	4,271
Total loans receivable	$ 237,269	$ 38,761	$ 276,030

Loan Approval Procedures and Authority.  Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Generations Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Generations Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, based on the 15% limitation, Generations Bank’s loans-to-one-borrower limit was $4.4 million. At December 31, 2020, Generations Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2020, our largest loan outstanding with one borrower was $3.2 million, secured by a motel with furniture and fixtures, and was performing in accordance with its original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns. For residential mortgage lending, we generally follow underwriting procedures that are consistent with the Federal Home Loan Bank’s Mortgage Finance Partnership Program (MFP) guidelines.

Under our loan policy, the individual sponsoring an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an independent underwriter and/or officer for approval. In addition, an underwriting and/or approving officer verifies that the application meets our underwriting guidelines described below. Also, each application file is reviewed to assure its accuracy and completeness. Our quality control process includes reviews of underwriting decisions, appraisals and documentation. We are currently using the services of an independent company to perform the underwriting quality control reviews of residential mortgages.

 Our senior officers and chief underwriter have approval authority for one- to four-family residential loans for up to $600,000. One- to four-family residential loans over $600,000 to $750,000 require the approval of Generations Bank’s Chief Executive Officer or its Senior Vice President of Credit Administration. Multifamily, commercial real estate and commercial business loans up to $750,000 require the approval of Generations Bank’s Chief Executive Officer or its Senior Vice President of Credit Administration. Consumer loans to a single related borrower that aggregate over $250,000 to $1.0 million, or non-consumer loans to a single related borrower that aggregate over $750,000 to $1.0 million, require approval by the Chief Executive Officer and Senior Vice President of Credit Administration. Generally, all loans in excess of $1.0 million to our in-house limits need approval of the Lending Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, the Senior Vice President of Credit Administration and Director of Growth and Profitability and any loan in excess of our in-house limits requires the approval of the full board of directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing its interest when the property is located in a Special Flood Hazard Area designated by the Federal Emergency Management Agency (FEMA) and is participating in the National Flood Insurance Program.

One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized the origination of one- to four-family residential real estate loans. At December 31, 2020, we had $127.4 million of loans secured by one- to four-family residential real estate, representing 46.1% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2020, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2021 were comprised of 94.3% fixed-rate loans and 5.7% adjustable-rate loans. At that date, the average outstanding one- to four-family residential real estate loan balance was $88,000 and the largest outstanding residential loan had a principal balance of $487,000. Virtually all of the one- to four-family residential real estate loans we originate are secured by properties located in our market area. Due to consumer demand in the low interest rate environment, in recent years most of our originations are fixed-rate loans secured by one- to four-family residential real estate. See “− Originations, Sales and Purchases of Loans.”

Recently, we engaged a third party to assist in the origination of one- to four-family residential real estate loans. Utilizing a third party to originate these loans will likely result in slightly lower average yields on our one-to four-family residential real estate loans as we will be required to pay the originator a fee at the time of purchase.

We expect to purchase one- to four-family, owner-occupied residential real estate loans from a third-party originator. These loans will adhere to all of our credit, underwriting and loan policy criteria and will be comprised of conventional “conforming loans” and/or our product offerings to low- and moderate-income borrowers and/or to first time home buyers and are expected to be secured by homes located in central and western New York. The purchase price of these loans will be the loan’s principal balance plus a purchase fee based on the loan’s principal balance. The loans will be non-recourse to the seller (except for certain contractual representations) and the contractual agreement will prohibit re-solicitation by the seller for a defined period of time. After purchase, we will provide all servicing and collections activities. The note, collateral and loan documentation will be transferred by assignment. Although we believe that we have procedures in place to review and assess the risks of this third-party vendor relationship, because these parties are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws.

Our one- to four-family residential real estate loans are generally underwritten according to the Federal Home Loan Bank’s Mortgage Partnership Finance Program (MPF) guidelines and we refer to loans that conform to such guidelines as “conforming loans.” However, since 2008 we have not sold any loans into the secondary market and we do not intend to engage in significant loan sales in the future. We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above this lending limit, which are referred to as “jumbo loans.”

Our one- to four-family residential real estate loans typically have terms of up to 30 years, with non-owner occupied loans limited to a maximum term of 20 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of one, three or five years, and adjust thereafter at those intervals at a margin. In recent years, this margin has been between 2.75% and 3.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We retain and service all adjustable-rate one- to four-family residential real estate loans that we originate. We make such loans at rates and terms in accordance with market and competitive factors.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates. As a result, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2020, $7.2 million, or 5.7% of our one- to four-family residential loans, had adjustable rates of interest.

We do not offer “interest only” or “balloon” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan or in the case of “balloon” mortgages, the principal balance does not fully amortize over the loan’s term). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Generally, we do not offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans with credit scores less than 660), except for loans originated with the backing of a state or federal mortgage agency or for sale in the secondary market.

We generally limit the loan-to-value ratios of our owner-occupied one- to four-family residential mortgage loans to 95% of the purchase price or appraised value, whichever is lower. For state and federal agency-backed residential mortgages, loan to value ratios may exceed 95% up to the respective agency’s maximum loan to value limit. Non-owner occupied one- to four-family residential mortgage loans are limited to a 75% loan-to-value ratio.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Commercial Real Estate and Multifamily Lending. Our commercial real estate loans are secured primarily by office buildings, hotel and motels, wineries, manufacturing facilities, churches, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multifamily loans are secured primarily by five or more-unit residential buildings. At December 31, 2020, we had $24.8 million in commercial real estate loans and $5.1 million in multifamily real estate loans, representing 9.0% and 1.9% of our total loan portfolio, respectively

Our commercial real estate and multifamily loans generally have a maximum term of 20 years and fixed or adjustable rates based upon indexes from the Federal Home Loan Bank and the Constant Maturity Treasury Bill Index, plus a margin. Most rates adjust annually after a three, five or seven-year initial fixed-rate period. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%.

Appraisals on properties securing commercial real estate and multifamily loans are performed by an independent appraiser with a second review of the completed appraisal by a second independent appraiser and are also reviewed by Generation Bank’s management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Generally, we obtain personal guarantees on these loans.

A commercial real estate or multifamily borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require these commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual guarantors as well as any other business guarantors of our commercial borrowers. We also generally require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

At December 31, 2020, our largest commercial real estate relationship had six loans outstanding with an aggregate balance of $3.2 million. These loans were originated in 2016 and are secured by a motel and furniture and equipment. At December 31, 2020, our largest multifamily loan had a balance of $2.7 million and is secured by a 58-unit apartment building in Corning, New York. At December 31, 2020, these loans were performing in accordance with their repayment terms.

Commercial real estate and multifamily loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multifamily real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2020 we had eight commercial real estate and multifamily loans with an aggregate principal balance of $1.1 million which were 90 days or more delinquent.

The following tables set forth information regarding our nonresidential real estate loans at December 31, 2020 and December 31, 2019.

2020
Collateral Type	Number of Loans	Balance
		(In thousands)
Agricultural	1	$ 20
Auto Dealership	2	1,613
Church	6	1,554
Hospitality	11	3,610
Manufacturing	4	239
Professional Services Building	22	5,116
Recreational	3	1,734
Retail	12	3,200
Retail Rental	21	7,668
Total	82	$ 24,754

We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate and multifamily loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of nonresidential and multifamily real estate borrowers.

Commercial Business Loans. We make primarily secured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial business loan products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory or furniture. Our commercial business loans are made with either adjustable or fixed rates of interest. Adjustable rates are based on the prime rate, as published in The Wall Street Journal, or Federal Home Loan Bank or U.S. Treasury indexes, plus a margin. Fixed-rate commercial business loans are primarily set at a margin above the prime rate or the applicable Federal Home Loan Bank’s amortizing index. At December 31, 2020, $20.5 million, or 7.4% of our total loan portfolio, was comprised of commercial business loans, of which $4.9 million were PPP loans guaranteed by the SBA, described below.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

Commercial business loans generally have a greater credit risk than one- to four-family residential real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the economy in which it operates (including today’s recessionary economy). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2020, our largest commercial business loan relationship was with an automobile dealership with a principal balance of $2.5 million and was secured by real estate, vehicle inventory, furniture, fixtures and equipment. At this date, these loans were performing in accordance with their repayment terms.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the Covid-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $4.9 million at December 31, 2020.

Manufactured Home Lending. In recent years, the largest portion of our consumer loan portfolio has been manufactured home loans. These loans are considered consumer loans and not one- to four-family residential real estate loans because they are not secured by the underlying real estate. Since 2006, we have accepted manufactured home loan applications obtained by a third party. The loans are secured by the manufactured homes that are affixed to a third-party leased pad site and are located generally in New York, New Jersey, Pennsylvania, Connecticut and Massachusetts, primarily in retirement communities. The loans are underwritten and approved by Generations Bank underwriters according to our lending policy, which provides for a maximum loan-to-value of 90% and takes into consideration the applicant’s previous credit history and an assessment of the applicant’s ability to make the proposed payments. If home transportation, set-up and insurance costs or origination fees are financed, the loan-to-value may exceed 100%.

If Generations Bank funds the loan, the third party is paid a lump sum referral and servicing fee for each loan. The third-party seller’s servicing is limited to certain collection services in the event the loan becomes delinquent. Generations Bank provides all remaining services. A portion of the fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse the Bank for any losses incurred under the program and for the refund of any unearned fees which result from loan prepayments or foreclosures.

Additionally, in 2019 we began purchasing manufactured home loans from a second vendor. Should we discontinue any of these relationships or otherwise be unable to use these vendors in the future, our ability to acquire manufactured home loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third-parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationship, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 20 years. At December 31, 2020, $44.3 million, or 16.1% of our total loan portfolio, were manufactured home loans, and the loss escrow was $3.4 million. At December 31, 2020, one manufactured home loan totaling $43,000 that was 90 days or more delinquent.

Because manufactured home loans may be based on the cost of the manufactured housing as well as improvements and because manufactured homes may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured home loan may be less than the loan balance. As a result, such loans generally carry a higher degree of credit risk and may be more vulnerable to today’s adverse economic conditions than are one- to four-family residential real estate loans.

Automobile Lending. We originate automobile loans through our branch network and also accept automobile applications from automobile dealerships with approved indirect lending agreements with us. Beginning in 2016, we have materially grown our automobile loan portfolio through the purchase of such loans through one loan broker with loans made throughout the Northeast and in 2020 we entered into a relationship with a second auto loan broker and we expect to materially increase purchases of automobile loans in the future. Under the agreements, loan applications are obtained by the auto dealership and forwarded to Generations Bank for consideration. Generations Bank funds the loan if the proposed loan meets our underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history and the applicant’s income as compared to all debt payments, including the proposed loan.

Our automobile loans have fixed rates with contractual maturities of up to 84 months, depending upon the age of the vehicle. The maximum loan is limited to 125% of the Manufacturer’s Suggested Retail Price for new vehicles and NADA’s clean retail value for used vehicles. For dealer-referred indirect lending, a fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, but there are no dealer reserves. At December 31, 2020, we had $21.5 million, or 7.8% of total loans, of automobile loans outstanding. At this date, five automobile loans with an aggregate principal balance of $33,000 were 90 days or more delinquent.

Automobile loans are subject to many of the same risks discussed with respect to other consumer loans, including that the value of the collateral, which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy.

Additionally, there are risks associated with the reliance on third parties to originate these loans. Should we discontinue any of these third-party vendor relationships or otherwise be unable to use these vendors in the future, our ability to acquire automobile loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third-parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationship, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Home Equity Loans and Lines of Credit. We originate fixed-rate home equity loans and both fixed-rate and adjustable-rate home equity lines of credit secured by a lien on the borrower’s residence. Our home equity products are limited to 80% of the property value less any other third-party mortgages.  If Generations Bank holds both the first mortgage and second position, home equity loan or lines of credit may be combined and are limited to 90% of the property’s value. We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential real estate loans. The fixed-rate for home equity loans and lines of credit are generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial revolving draw period of up to 10 years. The outstanding principal balance is then fully repaid in monthly principal and interest payments are calculated on a 15-year amortization. At the end of the initial 10 years, the line is to be paid in full. At December 31, 2020, we had $11.4 million, or 4.1% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $8.1 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2020, there were six home equity loans totaling $102,000 that were 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan-to-value ratios and higher household debt and thus may be more vulnerable to adverse economic conditions.

Student Loans. We offer student loans to both in-school (full or part-time) students and out of school students. For out of school students and their caregivers who borrowed for their education, our loan program allows the borrower to consolidate both federal and private student loans. There are no prepayment penalties. At December 31, 2020, $2.3 million, or 0.8% of our total loan portfolio, was student loans. There were no student loans delinquent 90 days or more at December 31, 2020.

Recreational Vehicle Loans. We originate recreational vehicle loans through our office network. Beginning in 2020, we have materially grown our recreational vehicle loan portfolio through the purchase of such loans through one loan broker with loans made throughout New York State, excluding New York City and Long Island. Under the agreement, loan applications are obtained by the loan broker and forwarded to Generations Bank for consideration. Generations Bank funds the loan if the proposed loan meets our underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history and the applicant’s income as compared to all debt payments, including the proposed loan.

Our recreational vehicle loans have fixed rates with contractual maturities of up to 240 months, depending upon the age of the collateral. The maximum loan is limited to 135% of the Manufacturer’s Suggested Retail Price for new units or NADA’s clean retail value for used units. A fee is paid to the loan broker, which is deferred and amortized over the estimated life of the loan, for each loan that is funded. In addition, a loss escrow is established for each loan purchased. At December 31, 2020, we had $14.6 million, or 5.3% of total loans, of recreational vehicle loans outstanding, and loss reserves were $1.1 million. There were no recreational vehicle loans were 90 days or more delinquent.

Recreational vehicle loans are subject to many of the same risks discussed with respect to other consumer loans, including that the value of the collateral, which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy.

Additionally, there are risks associated with the reliance on third parties to originate these loans as discussed above in “Automobile Loans.”

Other Consumer Lending.  Although most of our consumer loans are secured by collateral, including boats and savings deposits, we also make a limited amount of unsecured personal loans. We currently originate substantially all of our other consumer loans within New York State (outside of New York City and Long Island). We also purchase loans secured by boats and other collateral from a third party. Other consumer loans were $4.3 million, representing 1.5% of the gross loan portfolio, at December 31, 2020.

The terms of other types of other consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are available to creditworthy borrowers for a variety of personal needs and have been extended on a limited basis.

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2020, three other consumer loans totaling $31,000 were 90 days or more delinquent.

Construction Loans. To a limited extent, we make construction loans to individuals for the construction of their primary residences and loans to builders and commercial borrowers. On an extremely limited basis, we have made land loans primarily to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for other uses such as hunting and fishing. At December 31, 2020, we had no construction loans outstanding.

Loans to individuals for the construction of their residences are typically originated as construction/permanent loans, with a construction phase for up to six months. Upon completion of the construction phase, the loan automatically becomes a permanent loan. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied, one- to four- -family construction loans is generally 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Land loans are generally offered for terms of up to 10 years. The maximum loan-to-value ratio of land loans is 65% for undeveloped land/lots and 75% for land/lots developed with utilities and roads.

Purchases and Sales Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations and by our loan officers. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. We generally originate conforming one- to four-family residential real estate loans that can be sold in the secondary market (with or without servicing retained). However, since 2008, we have not sold loans that we originate and we do not intend to sell loans in the future.

Manufactured Home Loan Purchases. We purchase manufactured home loans originated by two established national third-party lenders. Loans are originated in 43 states and are generally located in the Southeast, southern Midwest and southern Western states. The loans are secured by a first lien position on the manufactured homes which are placed on third-party leased pad sites within a community of manufactured homes. These manufactured home loans are not secured by the underlying real estate. At December 31, 2020, the principal balances of our manufactured home loans ranged from $2,000 to $226,000, and at this date the median principal balance of our manufactured home loans was $53,000.

Underwriting and approval is completed by the third party according to our lending policy and all applicable federal and state governing rules. The underwriting takes into consideration the applicant’s credit history, home value and an assessment of the applicant’s ability to make the proposed payments. If home transportation, set-up and insurance costs or origination fees are financed, the loan-to-value may exceed 100%. The note, collateral and loan documentation are taken by assignment. All submitted purchase requests are reviewed by a Generations Bank underwriter to ensure all established criteria of Generations Bank have been met prior to purchase. If they are not, we may choose to refuse the purchase. The seller provides all servicing and collection activity. There are no dollar volume purchase requirements and the program can be terminated by Generations Bank with contractual notification.

For each purchased manufactured home loan, the third party seller is paid a lump sum referral fee and a monthly servicing fee. A portion of the fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse Generations Bank for any credit losses incurred under the program and for the refund of any unearned fees which result from loan prepayments.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 25 years. During the years ended December 31, 2020 and 2019, we purchased $25.4 million and $9.0 million manufactured home loans.

Purchased Automobile, Recreational Vehicle Loans and Other Consumer Loans. We purchase automobile loans from two third-party originators. From one of those originators we also purchase loans secured by recreational vehicles and, to a lesser extent, other loans secured by boats and personal property. These loans are primarily originated within New York, Pennsylvania and the New England states. The loans are underwritten and approved by the third party according to Generation Bank’s credit policy and all applicable federal and state regulations. The underwriting takes into consideration the applicant’s credit history, collateral value and an assessment of the applicant’s ability to make the proposed payments. If extended warranties, other add-ons and sales tax are financed, the loan-to-value may exceed 100%. Prior to purchase, a Generations Bank underwriter reviews all purchase submittals to ensure all of Generations Bank’s criteria have been met. If they are not, we may choose to refuse the purchase. For one third-party seller there is a minimum monthly aggregate dollar purchase of $500,000. There is no monthly minimum purchase amount for the second third-party seller. Both contractual agreements can be terminated by either party with required notification. The note, collateral and loan documentation are taken by assignment.

Our purchased automobile and recreational vehicle loans have fixed rates of interest with contractual maturities of up to 84 months for automobiles and 240 months for recreational vehicles, depending upon the age of the collateral. The maximum loan is limited to 135% of the manufacturer’s suggested retail price for new vehicles or NADA’s clean retail value for used vehicles. For loans purchased from one seller, Generations Bank provides all servicing and collection activities while the second seller, after loan purchase, provides all servicing and collections activities for Generations Bank. If we purchase a loan, we pay a lump sum referral fee and a monthly servicing fee (as applicable) for each loan. A portion of the fee paid, which is deferred and amortized over the life of the loan, is placed into an escrow account to be used to reimburse Generations Bank for any credit losses incurred under the program and for the refund of any unearned fees which result from loan prepayments.as defined in the contractual agreements. Where the seller provides servicing of the loans purchased, a separate monthly servicing fee is paid on the applicable outstanding loan balances.

At December 31, 2020, $20.0 million, or 7.2% of our total loan portfolio, were purchased automobile loans, $14.4 million, or 5.2% of our total loan portfolio, were purchased recreational vehicle loans and $1.6 million, or 0.6% of our total loan portfolio, were purchased other consumer loans. Of the automobile loans, $18.6 million were purchased from one vendor with no loss escrow reserves held at December 31, 2020. The remaining $1.4 million of purchased automobile loans, the $14.4 million of recreational vehicle loans and $1.6 million of other consumer loans were purchased from another vendor, and at December 31, 2020, we had a loss escrow of $1.1 million for these $17.4 million of loans. During years ended December 31, 2020 and 2019, we purchased $8.0 million and $13.9 million of automobile loans, respectively, $14.9 million and no recreational vehicle loans, respectively, and $1.8 million and no other consumer loans, respectively. Consistent with our business plan, we expect to continue to purchase automobile loans, recreational vehicle loans and other consumer loans.

Purchased One- to Four-Family, Owner-Occupied Residential Real Estate Loans. Beginning in 2021, we expect to begin purchasing one- to four-family, owner-occupied residential real estate loans from a third-party originator. These loans will adhere to all of Generations Bank’s credit, underwriting and loan policy criteria and will be comprised of conventional “conforming loans” and/or Generations Bank’s product offerings to low- and moderate-income borrowers and/or to first time home buyers and are expected to be made to for homes located in central and western New York. There would be no minimum monthly purchase requirement and the contractual agreement would be cancellable upon agreed upon notice. The purchase price would be the loan’s principal balance plus a margin of the loan’s principal balance. The loans would be non-recourse to the seller (except for certain contractual representations) and the contractual agreement would prohibit re-solicitation by the seller for a defined period of time. After purchase, Generations Bank would provide all servicing and collections activities. The note, collateral and loan documentation would be taken by assignment.

The following table sets forth our loan origination, purchase, and principal repayment activity during the periods indicated. There were no loans sales during the comparative periods.

	At December 31,
	2020	2019	2018	2017	2016
	Amount	Amount	Amount	Amount	Amount

	(In thousands)

Total loans, including loans held for sale,
at beginning of period	256,809	243,099	218,652	204,051	199,797

Loans originated:
Residential:
One- to four-family	14,413	10,225	11,819	18,023	17,645
Construction	127	788	1,325	1,709	732
Commercial:
Real estate - nonresidential	1,351	3,848	6,007	3,876	4,692
Real estate - Multi-family	-	-	429	2,042	1
Construction	-	-	634	1,002	2,014
Other commercial and industrial	10,911	5,998	29,588	21,451	10,016
Consumer
Home equity loans and lines of credit	937	900	3,033	3,241	2,681
Manufactured homes		-	187	468	-
Automobile	463	993	904	-	-
Student	447	810	2,190	523	12
Recreational vehicle	50	-	-	-	-
Other consumer	379	153	1,038	1,062	1,327
Total loans originated	29,078	23,715	57,154	53,397	39,120

Loans purchased:
Residential:
One- to four-family	-	-	21,808	-	-
Construction	-	-	962	-	-
Commercial:
Real estate - nonresidential	-	-	2,272	-	-
Real estate - Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	-	-	558	-	-
Consumer
Home equity loans and lines of credit	-	-	1,352	-	-
Manufactured homes	25,236	8,962	2,497	2,964	1,841
Automobile	2,033	13,492	6,934	5,391	-
Recreational vehicle	14,930
Student	-	-	-	-	-

Other consumer	2,834	449	673	-	-
Total loans purchased	45,033	22,903	37,056	8,355	1,841

Loans sold:
Residential:
One- to four-family	-	-	(120)	-	-
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	-	-	-	-	-
Real estate - Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	-	-	-	-	-
Consumer
Home equity loans and lines of credit	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Automobile	-	-	-	-	-
Student	-	-	-	-	-
Other consumer	-	-	-	-	-
Total loans sold	-	-	(120)	-	-

Other:
Principal repayments and charge offs	(54,890)	(32,908)	(69,643)	(47,131)	(39,842)

Net loan activity	19,221	13,710	24,447	14,601	4,254

Total loans, including loans held for sale,
at end of period	276,030	256,809	243,099	218,652	204,081

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 10 days delinquent. The borrower is contacted by the collections officer 20 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date.

If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest. The decision to foreclose is made by the collection officer in our organization.

All loan charge offs are recommended by the collections officer and approved by either the President or the Executive Vice President. Our procedure for repossession and sale of collateral are subject to various requirements under New York State consumer protection laws.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value less estimated selling costs at the date of acquisition, and any resulting write-down is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed.

Costs relating to the development and improvement of the property, however, are capitalized to the extent the estimated fair value, less estimated costs to sell, exceed its carrying amount.

For manufactured home loans, when a borrower falls ten days delinquent, a late notice is generated and sent. In addition, a copy of the delinquency notice is sent to the third party that originates manufactured home loans. The third party performs all other collection related activities to bring the loan current. The third party determines whether to repossess the collateral. Any losses incurred by Generations Bank are reimbursed to us from the loan escrow account held at Generations Bank.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

At December 31, 2020

	30-99 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,307	$ 3,245	$ 6,552
Construction	-	-	-
	3,307	3,245	6,552
Commercial loans:
Real estate - nonresidential	72	1,103	1,175
Real estate - multi-family	-	42	42
Construction	-	-	-
Other commercial and industrial	66,154	688	66,842
	66,226	1,833	68,059
Consumer loans:
Home equity and junior liens	167	102	269
Manufactured homes	1,384	75	1,459
Automobile	209	33	242
Student	-	-	-
Recreational Vehicle	259	-	259
Other consumer	7	31	38
	2,026	241	2,267
Total loans	$ 71,559	$ 5,319	$ 76,878

At December 31, 2019
	30-99 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 5,369	$ 2,259	$ 7,628
Construction	-	-	-
	5,369	2,259	7,628
Commercial loans:
Real estate - nonresidential	1,738	912	2,650
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	564	73	637
	2,302	985	3,287
Consumer loans:
Home equity and junior liens	225	154	379
Manufactured homes	262	-	262
Automobile	261	54	315
Student	35	-	35
Recreational Vehicle	-	-	-
Other consumer	78	-	78
	861	208	1,069
Total loans	$ 8,532	$ 3,452	$ 11,984

At December 31, 2018
	30-99 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 6,141	$ 1,677	$ 7,818
Construction	-	-	-
	6,141	1,677	7,818
Commercial loans:
Real estate - nonresidential	2,614	859	3,473
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	1,637	196	1,833
	4,251	1,055	5,306
Consumer loans:
Home equity and junior liens	143	124	267
Manufactured homes	423	-	423
Automobile	398	64	462
Student	27	8	35
Recreational Vehicle	-	-	-
Other consumer	115	24	139
	1,106	220	1,326
Total loans	$ 11,498	$ 2,952	$ 14,450

At December 31, 2017
	30-99 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,472	$ 1,274	$ 4,746
Construction	-	-	-
	3,472	1,274	4,746
Commercial loans:
Real estate - nonresidential	2,544	617	3,161
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	131	1,952	2,083
	2,675	2,569	5,244
Consumer loans:
Home equity and junior liens	154	46	200
Manufactured homes	647	-	647
Automobile	1,058	281	1,339
Student	-	-	-
Recreational Vehicle	-	-	-
Other consumer	6	1	7
	1,865	328	2,193
Total loans	$ 8,012	$ 4,171	$ 12,183

At December 31, 2016
	30-99 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,789	$ 1,122	$ 4,911
Construction	-	-	-
	3,789	1,122	4,911
Commercial loans:
Real estate - nonresidential	1,661	666	2,327
Real estate - multi-family	169	-	169
Construction	-	-	-
Other commercial and industrial	122	1,642	1,764
	1,952	2,308	4,260
Consumer loans:
Home equity and junior liens	108	92	200
Manufactured homes	339	-	339
Automobile	1,442	651	2,093
Student	-	-	-
Recreational Vehicle	-	-	-
Other consumer	16	-	16
	1,905	743	2,648
Total loans	$ 7,646	$ 4,173	$ 11,819

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or

“loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2020	2019	2018

	(In thousands)
Classification of Assets:
Special Mention assets	$ 6,003	$ 6,476	$ 5,523
Substandard assets	8,637	7,053	8,284
Doubtful assets	-	-	-
Loss assets	-	-	-
Total Classified Assets	$ 14,640	$ 13,529	$ 13,807

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, and loans modified at interest rates materially less than prevailing market rates.

Except as disclosed in the foregoing tables, there were no other loans at December 31, 2020 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

December 31,
	2020	2019	2018	2017	2016

(In thousands)
Non-accrual loans:
Residential:
One- to four-family	$ 3,245	$ 2,259	$ 1,677	$ 963	$ 1,122
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	1,103	2,509	859	468	666
Real estate - Multi-family	42	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	688	1,195	196	1,952	1,642
Consumer
Home equity loans and lines of credit	102	154	124	46	92
Manufactured homes	75	-	-	-	-
Automobile	33	54	64	276	635
Student	-	-	8	-	-
Recreational Vehicle	-	-
Other consumer	31	-	33	1	-
Total non-accrual loans	$ 5,319	$ 6,171	$ 2,961	$ 3,706	$ 4,157

Accruing loans past due 90 days or more
Residential:
One- to four-family	$ -	$ -	$ -	$ 316	$ -
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	-	-	-	149	-
Real estate - Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	-	-	-	-	-
Consumer
Home equity loans and lines of credit	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Automobile	-	-	-		-
Student	-	-	-	-	-
Recreational Vehicle	-	-
Other consumer	-	-	-	-	-
Total accruing loans past due 90 days or more	$ -	$ -	$ -	$ 465	$ -

Real estate owned:
Residential:
One- to four-family	$ 45	$ 60	$ 50	$ 138	$ 174
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	-	-	-	-	-
Real estate - Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	-	-	-	-	-
Consumer
Home equity loans and lines of credit	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Automobile	-	10	-	-	-
Student	-	-	-	-	-
Other consumer	-	-	-	-	-
Total real estate owned	$ 45	$ 70	$ 50	$ 138	$ 174

Total non-performing assets	$ 5,364	$ 6,241	$ 3,011	$ 4,309	$ 4,331

Total accruing troubled debt restructured loans

Total non-performing loans to total loans	1.93%	2.40%	1.22%	1.91%	2.04%
Total non-performing loans to total assets	1.43%	1.78%	0.93%	1.44%	1.52%
Total non-performing assets to total assets	1.44%	1.80%	0.95%	1.48%	1.59%

For the year ended December 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $132,000. Interest income recognized on such loans for the year ended December 31, 2020 was $171,000.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

Under the CARES Act, Covid-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under U.S. GAAP. In addition, the bank regulatory agencies have issued interagency guidance stating that Covid-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings. As of June 30, 2020, we had granted short-term deferrals on 234 loans that were otherwise performing, totaling approximately $29.5 million. As of December 31, 2020, all of these loans have returned to normal status. See, “ − Forbearances Programs in Response to Government actions and the Covid-19 Pandemic.”

At December 31, 2020, we had 17 loans totaling $2.6 million that were classified as troubled debt restructurings which were all performing according to their restructured loan agreements.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal, or evaluation and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Allowance at beginning of period	$ 1,660	$ 1,548	$ 2,483	$ 3,150	$ 2,214

Provision for loan losses	479	360	175	420	2,315

Charge offs:
Residential:
One- to four-family	(88)	(42)	(30)	(49)	(46)
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	(398)	(18)	(4)	(82)	-
Real estate - Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Other commercial and industrial	(15)	(106)	(531)	(31)	(162)
Consumer
Home equity loans and lines of credit	(9)	-	(41)	-	-
Manufactured homes	-	-	-	-	-
Automobile	(54)	(137)	(636)	(1,008)	(1,191)
Student	-	(25)	-	-	-
Recreational vehicle	(14)
Other consumer	(4)	(68)	(11)	(8)	(18)
Total charge-offs	(582)	(396)	(1,253)	(1,178)	(1,417)

Recoveries:
Residential:
One- to four-family	4	2	13	11	12
Construction	-	-	-	-	-
Commercial:
Real estate - nonresidential	-	-	-	-	-
Real estate - Multi-family	19	9	4	-	4
Construction	-	-	-	-	-
Other commercial and industrial	140	79	44	-	-
Consumer
Home equity loans and lines of credit	12	-	1	-	-
Manufactured homes	-	-	-	-	-
Automobile	71	52	77	72	18
Student	3	1	-	-	-
Recreational vehicle	6
Other consumer	9	5	4	8	4
Total recoveries	264	148	143	91	38

Net (charge-offs) recoveries	(318)	(248)	(1,110)	(1,087)	(1,379)

Allowance at end of period	$ 1,821	$ 1,660	$ 1,548	$ 2,483	$ 3,150

Allowance to non-performing loans	34.2%	26.9%	52.6%	59.5%	75.8%
Allowance to total loans outstanding at the end of the period	0.66%	0.65%	0.64%	1.14%	1.54%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.65)%	(0.10)%	(0.50)%	(0.51)%	(0.69)%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2020			2019
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(In thousands)
Residential:
One- to four-family	457	25.1%	46.1%	375	22.9%	54.0%
Construction	-	0.0%	0.0%	2	0.1%	0.3%
Commercial:
Real estate - nonresidential	319	17.5%	9.0%	421	25.7%	13.9%
Real estate - Multi-family	26	1.4%	1.9%	17	1.0%	2.2%
Construction	-	0.0%	0.0%	-	0.0%	0.0%
Other commercial and industrial	617	33.9%	7.4%	527	32.2%	5.6%
Consumer
Home equity loans and lines of credit	46	2.7%	4.1%	50	3.1%	4.7%
Manufactured homes	76	4.2%	16.1%	-	0.0%	9.3%
Automobile	127	7.0%	7.8%	142	8.7%	8.2%
Student	69	3.8%	0.8%	69	4.2%	0.9%
Recreational vehicle	-	0.0%	5.3%	-	0.0%	0.0%
Other consumer	84	4.6%	1.5%	35	2.1%	0.9%
Total allocated allowance	1,821	100.0%	100.0%	1,638	100.0%	100.0%
Unallocated	-			22
Total	1,821			1,660

	At December 31,
	2018			2017			2016
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(In thousands)
Residential:
One- to four-family	314	22.2%	55.8%	282	12.7%	52.4%	377	12.3%	52.2%
Construction	1	0.1%	0.4%	1	0.0%	0.3%	1	0.0%	0.1%
Commercial:
Real estate - nonresidential	202	14.3%	14.6%	335	15.0%	16.7%	403	13.2%	17.8%
Real estate - Multi-family	12	0.8%	2.4%	11	0.5%	2.6%	2	0.1%	0.4%
Construction	-	0.0%	0.2%	-	0.0%	1.3%	47	1.5%	2.5%
Other commercial and industrial	523	36.9%	7.1%	591	26.5%	7.1%	230	7.5%	7.0%
Consumer
Home equity loans and lines of credit	58	4.1%	4.4%	21	0.9%	3.6%	14	0.5%	3.3%
Manufactured homes	-	0.0%	7.8%	-	0.0%	9.0%	-	0.0%	9.7%
Automobile	228	16.1%	5.8%	929	41.7%	5.8%	1,950	63.7%	5.8%
Student	50	3.5%	0.7%	12	0.5%	0.6%	19	0.6%	0.4%
Recreational vehicle	-	0.0%	0.0%	-	0.0%	0.0%	-	0.0%	0.0%
Other consumer	28	2.0%	0.8%	49	2.2%	0.6%	19	0.6%	0.8%
Total allocated allowance	1,416	100.0%	100.0%	2,231	100.0%	100.0%	3,062	100.0%	100.0%
Unallocated	132			252			88
Total	1,548			2,483			3,150

At December 31, 2020, our allowance for loan losses represented 0.66% of total loans and 34.24% of nonperforming loans. Nonperforming loans decreased $852,000 to $5.3 million at December 31, 2020 from $6.2 million at December 31, 2019. The decrease resulted primarily from a return of a $2.7 million commercial relationship to accrual status, partially offset by a net increase of $986,000 in non-accrual one- to four-family residential mortgages and $829,000 in non-accrual commercial loans. The $2.7 million commercial relationship returned to accrual status as all payments over the previous six months were made timely and cash reserves held to offset potential losses were $150,000. The relationship remains classified as substandard. The increase in non-accrual one- to four-family residential mortgages partially due to a mandated foreclosure delay implemented early during the health emergency. The increase in non-accrual commercial loans is due primarily from seven loans totaling $593,000 becoming more than 90 days delinquent at year end.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical and long-term liquidity needs, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity. We expect to initially invest a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors. The investment policy is reviewed annually by the board of directors. All investment decisions require the approval of the Chief Executive Officer or Chief Financial Officer. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; equity securities, corporate bonds and obligations; debt securities of state and municipalities; commercial paper; certificates of deposits in other financial institutions, and bank-owned life insurance.

At December 31, 2020, our investment portfolio consisted of securities and obligations issued by State and local municipalities, equity securities consisting of mutual funds, and to a lesser extent mortgage-backed securities. At December 31, 2020, we owned $2.0 million of Federal Home Loan Bank stock. As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank common stock) at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities available for sale:
Residential mortgage-backed- US agency and GSEs	$ 39	$ 39	$ 48	$ 50	$ 1,440	$ 1,404
Residential Mortgage-backed - Private label	-	-	-	-	45	306
State and political subdivisions	16,971	17,887	29,746	30,577	9,910	10,016
Total	$ 17,010	$ 17,926	$ 29,794	$ 30,627	$ 11,395	$ 11,726

	At December 31,
	2020		2019		2018
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Securities held to maturity:
Residential Mortgage-backed- US agency and GSEs	$ 1,480	$ 1,510	$ 2,078	$ 2,110	$ 2,764	$ 2,821
State and political subdivision	-	-	-	-	-	-
Total	$ 1,480	$ 1,510	$ 2,078	$ 2,110	$ 2,764	$ 2,821

	At December 31,
	2020		2019		2018
Equity Securities:
Large cap equity mutual fund	$ 35	$ 35	$ 31	$ 31	$ 24	$ 24
Other mutual funds	626	626	2,548	2,548	10,878	10,878
	$ 661	$ 661	$ 2,579	$ 2,579	$ 10,902	$ 10,902

State and Political Subdivision Securities.  Generations Bank and its subsidiary Generations Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities’ jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within our market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from taxes for both Federal and State income tax purposes.  As a result, the yield on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  We believe that the prepayment risk on these securities is low as most of the bonds are newly issued in a historically low interest rate environment.

Management believes that credit risk on its state and political subdivision securities portfolio is low. Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually. Management also reviews any underlying ratings of the securities in its assessment of credit risk.

Mortgage-Backed Securities. At December 31, 2020, we had mortgage-backed securities with a carrying value of $1.5 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Generations Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Ginnie Mae or Fannie Mae, which are government-sponsored enterprises.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of our investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Securities available for sale:
Residential mortgage-backed- US agency and GSEs	$ -	0.00%	$ 3	5.00%	$ 11	5.50%	$ 25	3.63%	$ 39	$ 39	4.30%
State and political subdivisions	974	2.09%	1,400	1.67%	5,565	2.20%	9,032	2.87%	$ 16,971	$ 17,887	2.51%
Total available for sale	$ 974		$ 1,403		$ 5,576		$ 9,057		$ 17,010	$ 17,926

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

(Dollars in thousands)
Securities held to maturity:
Residential Mortgage-backed- US agency and GSEs	$ -	0.00%	$ 4	3.58%	$ 20	4.55%	$ 1,456	3.03%	$ 1,480	$ 1,510	3.05%
Total	$ -		$ 4		$ 20		$ 1,456		$ 1,480	$ 1,510

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In recent years we have emphasized, subject to market conditions, demand, interest-bearing checking and savings accounts. Also, primarily for municipal deposits received in Generations Commercial Bank, we participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep networks, which are currently considered by the bank regulators, to be brokered deposits. At December 31, 2020, we participated out approximately $24.1 million of our certificates of deposit, representing 7.8% of our total deposits, through these reciprocal deposit services. At December 31, 2020, these certificates of deposit had an average term to maturity of 12.8 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Generations Bank in the community to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

Generations Commercial Bank (the “Commercial Bank”), a New York State chartered limited-purpose commercial bank, formed expressly to enable local municipalities to deposit public funds with the Commercial Bank, opened for business on January 2, 2019. At December 31, 2020, the Commercial Bank deposits were $7.1 million, and none were in reciprocal deposit balances.

Deposits. The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollar's in Thousands)
Deposit type:
Non-Interest- bearing checking..	$ 65,673	21.2%	0%	$ 38,098	13.4%	0%	$ 38,501	14.8%	0%
Interest-bearing checking………..	31,745	10.3%	0.17	27,525	9.7%	0.07	26,228	10.1%	0.1
Money market…………………………..	26,334	8.5%	0.35	24,861	8.8%	0.6	21,732	8.3%	0.56
Savings………………………………………	102,307	33.1%	0.05	85,300	30.1%	0.86	91,911	35.3%	0.18
Certificates of deposit………………	83,487	27.0%	1.06	107,554	38.0%	2.01	82,071	31.5%	1.5

Total deposits………………………….	$ 309,546	100%		$ 283,338	100%		$ 260,443	100%

 As of December 31, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $114.8 million. The following table sets forth the maturity of those certificates as of December 31, 2020.

At
December 31, 2020
(In thousands)
Maturity Period:
Three months or less	$ 45,224
Over three months through six months	$ 17,283
Over six months through twelve months	$ 30,938
Over twelve months	$ 21,381
Total	$ 114,826

Borrowings. We may obtain advances from the Federal Home Loan Bank by pledging as security our capital stock in the Federal Home Loan Bank and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. Recently, we have lengthened the maturities of some of our Federal Home Loan Bank advance borrowings to reduce interest rate risk. At December 31, 2020, we had $27.6 million of Federal Home Loan Bank advances (net of deferred prepayment penalties). In addition to funding portfolio loans, we sometimes use Federal Home Loan Bank advances for short-term funding needs arising from our mortgage-banking activities.

Generations Bank also has an $8.0 million line of credit with a correspondent bank. At December 31, 2020, there were no outstanding advances on this line. Generations Bank also has an additional $5.5 million fed funds line of credit with other financial institutions. This line is unsecured. At December 31, 2020, there were no outstanding advances on this line.

In June 2011, the Company issued $735,000 in fixed-rate subordinated debt. The notes, including principal and interest paid at 8% per annum, were subordinate and junior in right of payment to all obligations of the Company. All notes have a maturity date of June 30, 2021; however, we redeemed all the subordinated debt on February 15, 2021 with accrued interest of $7,350.

In July 2020, the Company obtained a $500,000 fixed-rate borrowing. The note, including principal and interest, had an interest rate of 6.0% and was due February 15, 2021. The note and accrued interest were paid in full on January 15, 2021.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year
	Ended December 31,
	2020	2019	2018

Balance outstanding at end of period	$ 28,863	$ 32,183	$ 26,304
Maximum amount of borrowing outstanding at any month end during the period	$ 35,833	$ 42,912	$ 43,582
Weighted average interest rate at the end of period	1.98%	1.97%	2.58%
Average interest rate during the period	2.11%	2.18%	2.07%

Employees

At December 31, 2020, we had 92 full-time employees and four part-time employees. Management believes that we have a good working relationship with our employees.

Item 1A. RISK FACTORS

The presentation of Risk Factors is not required for smaller reporting companies like Generations Bancorp NY, Inc.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At December 31, 2020, the net book value of our office properties was $13.4 million, and the net book value of our furniture, fixtures and equipment was $1.2 million. The following table sets forth information regarding our offices at December 31, 2020.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
Corporate Headquarters, 20 E Bayard St, Seneca Falls NY 13148	Owned	2013	$ 4,910

Branch Offices:
19 Cayuga Street, Seneca Falls NY 13148	Owned	1977	2,017
342 Hamilton Street, Geneva NY 14456	Owned	2004	1,050
10 Osbourne Street, Auburn NY 13021	Owned	2008	1,158
152 Cayuga Street, Union Springs, NY 13160	Owned	2009	678
89 Main Street, Phelps NY 14532	Owned	2009	193
1865 North Road, Waterloo NY 13165	Owned	2010	1,322
621 N. Seward Avenue, Auburn NY 13021	Owned	2011	1,425
6120 State Route #96, Farmington NY 14425	Owned	2014	1,808
13858 NY Route #31, Albion NY 14411	Leased	2018	-
11182 Maple Ridge Road, Medina NY 14103	Owned	2018	663

Item 3.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “GBNY.” The approximate number of holders of record of the Company’s common stock as of March 15, 2021 was 348. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

We do not currently pay cash dividends on our common stock and do not intend to pay dividends in the future. Any dividends we pay would be dependent, in part, on dividends we receive from Generations Bank, because the Company has no source of income other than dividends from Generations Bank, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in January 2021 retained by the Company and interest payments with respect to our loan to the Employee Stock Ownership Plan. See “Item 1. Business − Supervision and Regulation − Federal Banking Regulation − Capital Distributions.”

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Generations Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

(b)    Report of Offering of Securities and Use of Proceeds Therefrom.

We sold 1,477,575 common stock shares in a public offering that closed on January 13, 2021. We intend to use the net proceeds as follows:

		Percent of
	Amount	Net Proceeds

	(Dollars in thousands)
Gross offering proceeds	$ 14,816
Less: offering expense	1,543
Net offering Proceeds	$ 13,273	100.0%

Distribution of net proceeds
To Generations Bank	($ 10,000)	(75.34)%
To fund Loan to employee stock ownership plan	(1,095)	(8.25)%
Reimbursement of Litigation fees and expenses (1)	(119)	(0.90)%
Repay holding company borrowings and subordinated debt (2)	(1,235)	(9.30)%
Retained by Generations Bancorp	$ 824	6.21%
(1)	Reimbursement of litigation fees and expenses to Stilwell Group pursuant to a Settlement Agreement dated May 4, 2020.
(2)	Represents $735,000 in fixed-rate subordinated debt notes with an interest rate of 8.0% and maturity dates of June 30, 2021 and $500,000 of borrowings with an interest rate of 6.0% and a maturity date of February 15, 2021. The $500,000 of borrowings was infused into Generations Bank as working capital.

Generations Bancorp may use the proceeds it retains from the offering:

●	to invest in securities;
●	to repurchase shares of its common stock;
●	to finance the potential acquisition of financial institutions or financial services companies, although we do not currently have any agreements or understandings regarding any specific acquisition transaction;
●	to pay cash dividends to stockholders; and
●	for other general corporate purposes.

Under current federal regulations, we may not repurchase shares of our common stock during the first year following the completion of the conversion, except when extraordinary circumstances exist and with prior regulatory approval, or except to fund the granting of restricted stock awards (which would require notification to the Federal Reserve Board) or tax-qualified employee stock benefit plans.

Generations Bank may use the net proceeds it receives from the offering:

●	to fund new loans;
●	to enhance existing products and services, hire additional employees and support growth and the development of new products and services;
●	to expand its banking franchise by establishing or acquiring new branches or by acquiring other financial institutions or other financial services companies as opportunities arise, although we do not currently have any understandings or agreements to acquire a financial institution or other entity;
●	to invest in securities; and
●	for other general corporate purposes.

A substantial portion of the net proceeds were invested in short-term investments and investment-grade debt obligations. We have not determined specific amounts of the net proceeds that would be used for the purposes described above. The use of the proceeds outlined above may change based on many factors, including, but not limited to, changes in interest rates, equity markets, laws and regulations affecting the financial services industry, the attractiveness of potential acquisitions to expand our operations, and overall market conditions. The use of the proceeds may also change depending on our ability to receive regulatory approval to establish new branches or acquire other financial institutions.

(c)Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2020, there were no compensation plans under which equity securities of Generations Bancorp NY, Inc. were authorized for issuance.

ITEM 6 Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited and unaudited financial statements, which appear beginning on page F-2 of this Annual Report on Form 10-K.

Overview

Generations Bancorp is the successor to Seneca-Cayuga Bancorp as the holding company for Generations Bank. Like Seneca-Cayuga Bancorp, Generations Bancorp conducts its operations primarily through Generations Bank and Generations Commercial Bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of banking fees and service charges, insurance commissions, investment services commissions, unrealized gains on equity securities and gains on sales of available-for-sale securities and income from bank owned life insurance. Noninterest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, service charges data processing, franchise taxes, federal deposit insurance premiums and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, including expected material growth in our purchases of automobile, recreational vehicle and manufactured home loans, as well as increased originations and purchases of one-to four-family residential real estate loans, decrease interest expense by increasing core deposits, and achieve economies of scale through managed balance sheet growth. Highlights of our current business strategy include:

●	Increasing our purchases and originations of automobile, recreational vehicle and manufactured home loans. In recent years we have increased our emphasis on the purchase and origination of automobile, recreational vehicle and manufactured home loans. At December 31, 2020, these loans totaled $80.4 million, or 29.2% of our total loan portfolio. For the year ended December 31, 2020 and 2019, we purchased $42.2 million and $22.5 million of automobile, recreational vehicle and manufactured home loans. We intend to continue purchasing and originating these types of loans.

Automobile, recreational vehicle and manufactured home lending can increase loan yields with shorter repricing terms than one- to four-family residential real estate loans. At December 31, 2020, the weighted average rate on our automobile, recreational vehicle and manufactured home loans was 6.78%.

We believe that we have the experience and policies and procedures in place to increase loan purchases without undue risk. We began purchasing manufactured home loans in 2006. In part based on this experience, in 2016 we began purchasing automobile loans from one vendor and began purchasing automobile and recreational vehicle loans from a second vendor in February 2020. Additionally, we began purchasing manufactured home loans from a second vendor in 2019. To date, our credit experience on these loans has been satisfactory. See “Business of Generations Bank – Lending Activities – Manufactured Home Lending and “– Automobile Lending” and “– Other Consumer Lending.”

●	Continuing to emphasize one- to four-family residential real estate lending. We will continue to focus on originating one- to four-family residential real estate loans for retention in our portfolio. At December 31, 2020, $127.4 million, or 46.1%, of our total loans consisted of one- to four-family residential real estate loans. We recently contracted with a third party to assist with one- to four-family residential real estate loan generation, and expect to increase our purchases of one- to four-family residential real estate loans.
●	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print and outdoor advertising channels. Core deposits at December 31, 2020 increased $50.3 million, or 28.6%, from December 31, 2019 as customers have increased their balances in these accounts, we believe, due to the economic uncertainty caused by the Covid-19 pandemic. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. Primarily for municipal deposits we have accepted in Generations Commercial Bank, we participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep networks, which are currently considered by the bank regulators, to be brokered deposits, as a source of funds, in accordance with our asset/liability policies and funding strategies.
●	Implementing a managed growth strategy without undue risk. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and retail deposit growth. Subject to market conditions, we intend to grow our one- to four-family residential fixed-rate, automobile, recreational and manufactured home loan portfolios. To a lesser extent we intend to grow our commercial real estate and multifamily home loan portfolios.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1870 and have been operating continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

Summary of Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction of loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans not secured by residential real estate are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools by product and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

●	Asset quality trends
●	The trend in loan growth and portfolio mix
●	Regional and local economic conditions
●	Historical loan loss experience
●	Underlying credit quality

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should we be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying amount exceeds its estimated fair value. The estimated fair values of substantially all of our impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, including those in construction, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial business loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if we grant such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as troubled restructurings are designated as impaired.

The indirect automobile program loans, and the loans originated under a direct sub-prime automobile program, are evaluated separately from the rest of the consumer loan portfolio. Due to the inherent risk of the program loans, they are evaluated based on the historical losses in the portfolio and discounted collateral values. Since this piece of the portfolio no longer enjoys the participation of the dealers, their continuing reserves and dealer cooperation, there are no longer available cash reserves accumulated as part of the indirect loan assignment agreements with local dealers. The direct sub-prime automobile program was offered to consumers for approximately six months in 2014. The program was discontinued after a detailed analysis revealed that the loan type carried higher risk characteristics than the other automobile portfolios. We have analyzed the historical loss factors to date and have assigned higher reserve factors to these loans to represent the associated risk. Reserves for this loan type are based on the rate of delinquency, the prospect of payment established by collection efforts and discounted collateral values.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for all loans.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and are charged to the allowance for loans losses. Loans not classified are rated as pass.

In addition, federal regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses and may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Interest and penalties are included as a component of noninterest expense if incurred.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2020			2019			2018
	Average			Average			Average
	Balance			Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate

Interest-earning assets:	(In thousands)
Loans	$278,329	$12,390	4.45%	$249,057	$11,742	4.71%	$223,615	$10,640	4.76%
Securities	29,777	881	2.96	25,061	795	3.17	24,013	747	3.11
Interest earning deposits	8,284	14	0.17	5,707	102	1.79	3,602	58	1.61
Other	2,216	131	5.91	2,176	129	5.93	2,398	169	7.05
Total interest-earning assets	318,606	13,416	4.21	282,001	12,768	4.53	253,628	11,614	4.58
Non-interest-earning assets	41,380			41,937			39,079
Total assets	$359,986			$323,938			$292,707

Interest-bearing liabilities:
Demand deposits	$77,485	$45	0.06%	$66,231	$46	0.07%	$54,226	$47	0.09%
Money market accounts	25,100	101	0.4	23,752	205	0.86	13,181	59	0.45
Savings accounts	97,636	494	0.51	89,250	539	0.6	84,724	455	0.54
Certificates of deposit	95,324	1,620	1.70	86,755	1,743	2.01	80,501	1,387	1.72
Total interest-bearing deposits	295,545	2,260	0.76	265,988	2,533	0.95	232,632	1,948	0.84
Borrowings	31,446	665	2.11	29,095	634	2.18	32,745	680	2.07
Total interest-bearing liabilities	326,991	2,925	0.89	295,083	3,167	1.07	265,377	2,628	0.99
Other non-interest bearing liabilities	3,876			1,274			995
Total liabilities	330,867			296,357			266,372
Equity	29,119			27,581			26,335
Total liabilities and equity	$359,986			$323,938			$292,707

Net interest income		$10,491			$9,601			$8,986
Interest rate spread	3.32%			3.46%			3.59%
Net interest-earning assets	$(8,385)			$(13,082)			$(11,749)
Net interest margin	3.29%			3.40%			3.54%
Average interest-earning assets to average
to interest-bearing liabilities	97.44%			95.57%			95.57%

Rate Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume columns shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31,			Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$ 1,379	($ 731)	$ 648	$ 1,211	($ 109)	$ 1,102
Securities	149	(63)	86	33	15	48
Interest-earning deposits	46	(134)	(88)	34	10	44
Other	2	(0)	2	(16)	(24)	(40)
Total interest-earning assets	$ 1,576	($ 928)	$ 648	$ 1,262	($ 108)	$ 1,154

Interest-bearing liabilities:
Demand deposits	$ 8	($ 9)	($ 1)	$ 11	($ 12)	($ 1)
Savings deposits	12	(116)	(104)	47	99	146
Money market deposits	50	(95)	(45)	24	60	84
Certificates of deposit	172	(295)	(123)	108	248	356
Total interest-bearing deposits	242	(515)	(273)	190	395	585
Borrowings	51	(1,021)	31	(76)	30	(46)
Total interest-bearing liabilities	293	(1,536)	(242)	114	425	539

Change in net interest income	$ 1,283	$ 608	$ 890	$ 1,148	($ 533)	$ 615

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets increased $25.5 million, or 7.4%, to $373.0 million at December 31, 2020 from $347.5 million at December 31, 2019. The increase resulted primarily from increases in net loans of $26.0 million, in cash and cash equivalents of $13.4 million and in pension plan assets of $1.1 million, offset in part by decreases in investment securities available for sale of $12.7 million and in equity securities of $1.9 million.

Net Loans. Net loans increased $26.0 million, or 10.0%, to $285.6 million at December 31, 2020 from $259.6 million at December 31, 2019. The increase resulted primarily from increases in manufactured home loans of $20.6 million, or 86.6%, recreational vehicle loans of $14.3 million, or 5,456.1%, commercial business loans of $6.1 million, which includes $4.9 million of PPP loans, or 42.1%, other consumer loans of $2.2 million, or 104.7%, and automobile loans of $386,000, or 1.8%, offset in part by decreases in one- to four-family residential real estate loans of $11.4 million, or 8.2%, and nonresidential loans of $10.9 million, or 30.7%. Net deferred fees increased $6.9 million, or 140.8%, during the year ended December 31, 2020, representing primarily fees paid for purchased loans which are amortized over the estimated loan lives.

Consistent with our business strategy, we intend to continue to increase the purchase and origination of automobile, recreational vehicle and manufactured home loans. During the year ended December 31, 2020, we purchased $2.0 million of automobile loans, $14.9 million of recreational vehicle loans and $25.2 million of manufactured home loans.  Additionally, to supplement originations, we intend to begin purchasing one- to four-family residential real estate loans.

Investment Securities. Securities available-for-sale decreased $12.7 million, or 41.4%, to $17.9 million at December 31, 2020 from $30.6 million at December 31, 2019. The decrease in securities available-for-sale resulted from the sale of $18.9 million of municipal bonds, partially offset by purchases of $6.9 million of municipal bonds and a $83,000 increase in unrealized gains.

Equity investment securities, which are comprised of mutual funds invested in preferred stock and municipal bonds and equity securities held in a directors’ retirement plan rabbi trust decreased $1.9 million, or 74.4%, to $661,000 at December 31, 2020 from

$2.6 million at December 31, 2019 as a result of management’s decision to sell the mutual funds to eliminate the volatility of changing market prices.

Premises and Equipment.  Premises and equipment decreased $845,000, or 4.8%, to $16.7 million at December 31, 2020 from $17.6 million at December 31, 2019.  The decrease resulted primarily from recognition of depreciation expense of $1.1 million.

Pension Plan Assets. Pension plan assets increased $1.1 million, or 14.7%, to $8.7 million at December 31, 2020 from $7.6 million at December 31, 2019.  The increase resulted from estimated returns on pension assets of $1.8 million and employer contributions of $281,000, offset by estimated benefits paid of $441,000 and interest costs of $590,000.

Deposits.  Deposits increased $26.2 million, or 9.2%, to $309.5 million at December 31, 2020 from $283.3 million at December 31, 2019. Noninterest-bearing deposits increased $27.6 million, or 72.4%, to $65.7 million at December 31, 2020 from $38.1 million as of December 31, 2019. Interest-bearing accounts decreased $1.4 million, or 0.6%, to $243.9 million at December 31, 2020 from $245.2 million at December 31, 2019. Interest-bearing checking accounts increased $4.2 million, or 15.3%, to $31.7 million at December 31, 2020 from $27.5 million at December 31, 2019.  The largest increase in interest-bearing deposits was in savings accounts which increased $17.0 million, or 19.9%.  Additionally, money market accounts increased $1.5 million or 5.9%, to $26.3 million at December 31, 2020 from $24.9 million at December 31, 2019. At December 31, 2020 we had $13.3million of deposits as a result of stock subscriptions from our second step conversion which was consummated on January 12, 2021 at which time these deposits were converted into equity. Certificates of deposit decreased $24.1 million, or 22.4%, to $83.5 million at December 31, 2020 from $107.6 million at December 31, 2019.

Municipal deposits held at Generations Commercial Bank decreased $36.5 million to $7.1 million at December 31, 2020 from $43.5 million at December 31, 2019.  In light of the current historically low interest rate environment, during the last three months of 2020, we allowed a significant amount of municipal deposits to roll off at maturity without bidding for these ongoing relationships.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.8 million, or 12.1%, to $27.6 million at December 31, 2020 from $31.4 million at December 31, 2019. The average cost of outstanding advances from the Federal Home Loan Bank was 2.11% at December 31, 2020, compared to our weighted average rate on deposits of 0.76% at that date.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings increased $500,000, or 68.0%, to $1.2 million at December 31, 2020 from $735,000 at December 31, 2019. In July 2020, we obtained $500,000 of debt at a fixed rate of 6.0% maturing February 15, 2021. We repaid the subordinated debt in January 2021 and other borrowings in February 2021 as well as accrued interest.

Total Equity. Total equity increased $1.7 million, or 5.9%, to $29.9 million at December 31, 2020 from $28.2 million at December 31, 2019. The increase resulted primarily from net income of $1.7 million during the period and a $247,000 decrease in other accumulated comprehensive loss, offset in part, by recording the $290,000 fair value of our shares of common stock held in supplemental executive retirement plans.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General.  Net income for the year ended December 31, 2020 was $1.7 million, compared to $87,000 for the year ended December 31, 2019, an increase of $1.7 million.  The increase was primarily due to a $890,000 increase in net interest income, a $412,000 increase in noninterest income and a $530,000 decrease in noninterest expense, partially offset by a $120,000 increase in the provision for loan loss.

Interest and Dividend Income.  Interest and dividend income increased $648,000, or 5.1%, to $13.4 million for the year ended December 31, 2020 from $12.8 million for the year ended December 31, 2019.  The increase was primarily attributable to increases of $648,000 in interest on loans receivable.  The average balance of loans increased $29.3 million, or 11.8%, to $278.3 million for the year ended December 31, 2020 from $249.1 million for the year ended December 31, 2019, due to the purchase of loans secured by manufactured homes, automobiles and recreational vehicles. The average yield on loans decreased 26 basis points to 4.45% for 2020 from 4.71% for the 2019, reflecting the lower market interest rate environment period to period.

Interest Expense.  Interest expense decreased $242,000, or 7.6%, to $2.9 million for the year ended December 31, 2020 from $3.2 million for the year ended December 31, 2019. Decreases in interest expense for money market accounts of $104,000, for savings accounts of $45,000 and for certificates of deposit of $123,000 between the comparable periods were partially offset by increases of $31,000 in borrowings interest expense. The average cost of deposits and borrowings all decreased during the comparable periods due to the lower market interest rate environment. Borrowing expense increased due to a $2.4 million increase in average borrowings during the comparable periods.

Net Interest Income.  Net interest income increased $890,000, or 9.3%, to $10.5 million for the year ended December 31, 2020 from $9.6 million for the year ended December 31, 2019.  Our net interest rate spread decreased 14 basis points to 3.32% for the year ended December 31, 2020 from 3.46% for the year ended December 31, 2019.  Our net interest margin decreased 11 basis points to 3.29% for 2020 from 3.40% for 2019.  Net interest rate spread and net interest margin were affected by the decrease in interest rates when comparing 2020 and 2019.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $480,000 for the year ended December 31, 2020 and a provision for loan losses of $360,000 for the year ended December 31, 2019.  The increased provision for loan losses in 2020 was due primarily to an increase in total loans with an emphasis on loans purchased secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income increased $412,000, or 11.6%, to $4.0 million for the year ended December 31, 2020 from $3.5 million for the year ended December 31, 2019.  The increase was primarily due to a $835,000 increase in net gains on sale of available-for-sale securities and a $401,000 increase in other charges, commissions and fees, offset partially by a $383,000 increase in unrealized losses on equity securities, a $196,000 decrease on investment services commissions and a $162,000 decrease in service fees. The increased net gains on sale of available-for-sale securities were realized with sale of securities as they were no longer needed to collateralize deposits held at the commercial bank. Other charges, commissions and fees for the 2020 include a $330,000 gain recorded on the sale of the investment services book of business which also accounts for the decrease in the investment services commissions during the same period.

Noninterest Expense.  Noninterest expense decreased $530,000, or 4.1%, to $12.3 million for the year ended December 31, 2020 from $12.9 million for the year ended December 31, 2019.  Compensation and benefits decreased $516,000, or 4.0%, due to a reduction of employees. Service charges decreased $300,000, or 13.3%, due to the elimination of IT-related service fees related to our 2018 merger with Medina Savings and Loan Association. These savings were partially offset by a $167,000, or 34.9%, increase in professional and other services fees due to higher legal and accounting costs and a $101,000, or 47.6%, increase in regulatory assessments due primarily to increased FDIC deposit insurance costs.

Federal Income Taxes.  An income tax benefit of $104,000 was recorded during the year ended December 31, 2020 compared to an income tax benefit of $155,000 for the year ended December 31, 2019. The benefit recorded in 2020 resulted from our ability to carryback a net operating loss pursuant to The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are monetary in nature and sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●	purchasing and originating consumer loans, including automobile, recreational vehicle and manufactured home loans, and commercial real estate and multifamily loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which, if originated, may generate customer relationships that can result in larger non-interest bearing checking accounts;
●	utilizing long-term Federal Home Loan Bank advances which are a closer match in duration to partially fund loan originations and purchases; and
●	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

Our board of directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Net Portfolio Value. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of a financial model. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The following tables set forth, at December 31, 2020, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of these tables, 100 basis points equals 1%.

		Estimated Increase (Decrease) in Net Portfolio Value		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)

+300	$ 15,774	($ 12,806)	(44.8)%	4.69%	(301)
+200	19,593	(8,987)	(31.5)%	5.64%	(206)
+100	23,849	(4,731)	(16.6)%	6.64%	(106)
-	28,580	-	-	7.70%	-
-100	27,337	(1,243)	(4.4)%	7.12%	(58)

(1)Assumes an immediate uniform change in interest rates at all maturities.

(2)NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2020, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 16.6% decrease in net portfolio value. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 4.4% decrease in net portfolio value.

The following tables set forth, at December 31, 2020, the expected change in net interest income that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of these tables, 100 basis points equals 1%.

(1)The calculated changes assume an immediate shock of the static yield curve.

Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level Scenario	Year 1 Change from Level Scenario
(Dollars in Thousands)

+300	$ 10,605	($ 189)	(1.75)%
+200	10,770	(24)	(0.22)%
+100	10,892	(98)	(0.91)%
-	10,794	-	-
-100	11,260	466	4.31%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank. At December 31, 2020, we had $27.6 million outstanding in advances from the Federal Home Loan Bank, and had the capacity to borrow approximately an additional $55.6 million based on our collateral capacity. At December 31, 2020, we had an additional $10.5 million in lines of credit available with other financial institutions.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million for the year ended December 31, 2020. Net cash provided by operating activities was $1.4 million for the year ended December 31, 2019. Net cash used in investing activities, which consists primarily of purchases of available-for-sale investment securities and disbursements for loan purchases and originations, offset by sale of equity securities, proceeds from maturities and principal reductions of available-for-sale investment securities and purchases of premises and equipment, was $10.5 million for the year ended December 31, 2020 and $25.8 million for the year ended December 31, 2019. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $26.8 million for year ended December 31, 2020 and was $28.7 million for the year ended December 31, 2019.

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

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to its parent during the years ended December 31, 2020 and 2019. See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Generations Bank to pay dividends. At December 31, 2020, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $113,000.

At December 31, 2020, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized. See Note 15 to the Consolidated Financial Statements. Management is unaware of any conditions or events since the most recent notification that would change our category.

The net proceeds from the stock offering increased our liquidity and consolidated capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering. This could negatively affect the trading price of our shares of common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2020, we had outstanding commitments to originate loans of $4.0 million and unfunded lines of credit of $14.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2020 totaled $61.6 million. We may utilize Federal Home Loan Bank advances in place of the maturing time deposits.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented elsewhere in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Coronavirus Disease 2019

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies

ITEM 8 Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual report on Form 10-K beginning at page F-2

ITEM 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

None

ITEM 9A. Controls and Procedures

(a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)Management’s annual report on internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company or an emerging growth company) to provide only management’s report in this annual report.

(d)Changes in Internal Controls.

During the year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Generations Bancorp NY, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at www.mygenbank.com under “About Us – Investor Relations – Governance.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(b)Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)Changes in Control

Management of Generations Bancorp NY, Inc. knows of no arrangements, including any pledge by any person of securities of Generations Bancorp NY, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2021 Proxy Statement are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statement of Financial Condition at December 31, 2020 and 2019

(C)	Consolidated Statements of Income for the years ended December 31, 2020 and 2019

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

(E)	Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2020 and 2019

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Generations Bancorp NY, Inc.(1)
3.2	Bylaws of Generations Bancorp NY, Inc. (2)
4.1	Form of Common Stock Certificate of Generations Bancorp NY, Inc. (1)
4.2	Description of Generations Bancorp NY, Inc.’s Securities
10.1	Amended and Restated Employment Agreement by and between Generations Bank and Menzo D. Case
10.2	Generations Bank Amended and Restated Directors Retirement Plan (1)
10.3	Amended and Restated Supplemental Executive Retirement Plan for Menzo Case (1)
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-248742), filed on September 11, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2020.

ITEM 16 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: March 29, 2021	By:
Menzo D. Case
President, Chief Executive Officer and Principal Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	President, Chief Executive Officer, Principal Financial Officer and Director	March 29, 2021
Menzo D. Case	(Principal Executive Officer)

	Chairman of the Board	March 29, 2021
Bradford M. Jones

	Director	March 29, 2021
Vincent C. Sinicropi

	Director	March 29, 2021
Dr. Jose A. Acevedo

	Director	March 29, 2021
Cynthia S. Aikman

	Director	March 29, 2021
James E. Gardner

	Director	March 29, 2021
Gerald Macaluso

	Director	March 29, 2021
Dr. Frank J. Nicchi

	Director	March 29, 2021
Dr. August P. Sinicropi

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Seneca-Cayuga Bancorp, Inc.

Seneca Falls, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Seneca-Cayuga Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2020.

Cincinnati, Ohio

March 29, 2021

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Financial Condition

	December 31,	December 31,
(In thousands, except share data)	2020	2019

ASSETS:
Cash and due from banks	$4,168	$6,685
Interest earning deposits	22,662	6,763
Total cash and cash equivalents	26,830	13,448
Investment securities available-for-sale, at fair value	17,926	30,627
Investment securities held-to-maturity (fair value 2020-$1,510, 2019-$2,110)	1,480	2,078
Equity investment securities, at fair value	661	2,579
Federal Home Loan Bank stock, at cost	1,992	2,267
Loans	287,461	261,280
Less: Allowance for loan losses	1,821	1,660
Loans receivable, net	285,640	259,620
Premises and equipment, net	16,743	17,588
Bank-owned life insurance	7,777	6,893
Pension plan asset	8,720	7,605
Foreclosed real estate & repossessed assets	45	70
Goodwill	792	792
Intangible assets, net	848	913
Accrued interest receivable	1,179	1,215
Other assets	2,381	1,854
Total assets	$373,014	$347,549

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$65,673	$38,098
Interest-bearing	243,873	245,240
Total deposits	309,546	283,338
Long-term borrowings	27,628	31,448
Subordinated debt	1,235	735
Advances from borrowers for taxes and insurance	2,595	2,712
Other liabilities	2,124	1,085
Total liabilities	343,128	319,318
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 9,000,000 shares authorized; 2,551,940 shares issued in 2020 and 2019; 2,463,507 and 2,467,507 shares outstanding in 2020 and 2019	26	26
Additional paid in capital	11,954	11,962
Retained earnings	20,256	18,571
Accumulated other comprehensive loss	(1,415)	(1,662)
Treasury stock, at cost; 88,433 and 84,433 shares in 2020 and 2019	(614)	(573)
Stock held in rabbi trust	(290)	—
Unearned ESOP shares, at cost	(31)	(93)
Total shareholders' equity	29,886	28,231
Total liabilities and shareholders' equity	$373,014	$347,549

The accompanying notes are an integral part of the consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2020	2019

Interest and dividend income:
Loans, including fees	$12,390	$11,742
Debt and equity securities:
Taxable	72	117
Tax-exempt	809	678
Interest earning deposits	14	102
Other	131	129
Total interest income	13,416	12,768
Interest expense:
Deposits	2,260	2,533
Short-term borrowings	3	29
Long-term borrowings	591	546
Subordinated debt	71	59
Total interest expense	2,925	3,167
Net interest income	10,491	9,601
Provision for loan losses	480	360
Net interest income after provision for loan losses	10,011	9,241
Noninterest income:
Banking fees and service charges	1,480	1,642
Mortgage banking income, net	47	84
Insurance commissions	755	804
Investment services commissions	88	284
Earnings on bank-owned life insurance	134	131
Unrealized gains (losses) on equity securities	(113)	270
Net gain on sale of securities	1,100	265
Other charges, commissions & fees	469	68
Total noninterest income	3,960	3,548
Noninterest expense:
Compensation and benefits	5,621	6,137
Occupancy and equipment	2,076	2,122
Service charges	1,957	2,257
Regulatory assessments	313	212
Professional and other services	646	479
Advertising	418	388
Other expenses	1,296	1,262
Total noninterest expenses	12,327	12,857
Income before income tax benefit	1,644	(68)
Benefit for income taxes	(104)	(155)
Net income	1,748	87
Net income available to common shareholders	$1,748	$87
Basic and Diluted Earnings per Common Share	$0.71	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(In thousands)	2020	2019

Net income	$1,748	$87
Other comprehensive income, before tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	1,153	776
Reclassification adjustment for net gains included in net income	(1,071)	(274)
Net unrealized gains on securities available-for-sale	82	502
Defined benefit pension plan:
Net gains arising during the period	96	255
Reclassification of amortization of net losses recognized in net pension expense	135	191
Net change in defined benefit pension plan asset	231	446
Other comprehensive income before tax	313	948
Tax effect	(66)	(199)
Other comprehensive income net of tax	247	749
Total comprehensive income	$1,995	$836

The accompanying notes are an integral part of the consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated				Stock
		Additional		Other			Unearned	Held by
	Common	Paid in	Retained	Comprehensive	Treasury		ESOP	Rabbi
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock		Shares	Trust	Total
Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	2	(573)	$(93)	$—	$28,231
Net income	—	—	1,748	—		—	—	—	1,748
Other comprehensive income	—	—	—	247		—	—	—	247
Purchase of common stock for SERPs	—	—	—	—		—	—	(290)	(290)
Repurchase of common stock	—	—	—	—		(41)	—	—	(41)
ESOP shares committed to be released (6,221 shares)	—	(8)	—	—		—	62	—	54
Mutual Holding Company merger			(63)						(63)
Balance, December 31, 2020	26	$11,954	$20,256	$(1,415)		$(614)	$(31)	$(290)	$29,886

Balance, January 1, 2019	$26	$11,958	$18,484	$(2,411)		$(532)	$(156)	$—	$27,369
Net loss	—	—	87	—		—	—	—	87
Other comprehensive income	—	—	—	749		—	—	—	749
Repurchase of common stock	—	—	—	—		(41)	—	—	(41)
ESOP shares committed to be released (6,221 shares)	—	4	—	—		—	63	—	67
Balance, December 31, 2019	$26	$11,962	$18,571	$(1,662)		$(573)	$(93)	$—	$28,231

The accompanying notes are an integral part of the consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019

OPERATING ACTIVITIES
Net income (loss)	$1,748	$87
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	480	360
Deferred income tax benefit	662	(159)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	—	4
Premises and equipment	—	36
Available-for-sale investment securities	(1,071)	(265)
Equity securities	(29)	—
Write-down of premises and equipment to fair value	25	—
Write-down of other real estate owned to fair value	30	—
Unrealized (gains) losses on equity securities	113	(270)
Depreciation	1,051	1,080
Prepaid conversion costs expensed	—	209
Amortization of intangible asset	65	55
Amortization of fair value adjustment to purchased loan portfolio	(69)	(57)
ESOP expense	54	67
Amortization of deferred loan costs	151	134
Earnings on bank-owned life insurance	(134)	(131)
Change in pension plan assets	(884)	(797)
Net amortization of premiums and discounts on investment securities	(18)	53
Net change in accrued interest receivable	36	(169)
Net change in other assets and liabilities	(1,212)	1,128
Net cash provided by operating activities	998	1,365
INVESTING ACTIVITIES
Purchased of Bank-Owned Life insurance	(750)	—
Purchase of equity investment securities	(1)	(76)
Purchase of investment securities available-for-sale	(6,876)	(20,146)
Net proceeds from the (purchase of) redemption of Federal Home Loan Bank stock	275	(180)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	1,851	1,707
Held-to-maturity investment securities	590	676
Proceeds from sale of:
Available-for-sale investment securities	18,906	259
Equity investment securities	2,423	8,670
Real estate and Reposed assets acquired	110	58
Premises and equipment	—	95
Net change in loans	(26,697)	(16,039)
Purchase of premises and equipment	(231)	(809)
Net cash used in investing activities	(10,400)	(25,785)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	50,275	(2,588)
Net change in time deposits	(24,067)	30,710
Net change in brokered time deposits		(5,227)
Net repayments of from short-term borrowings	—	(1,000)
Payments on long-term borrowings	(9,820)	(8,121)
Proceeds from subordinated debt offering	500	—
Proceeds from long-term borrowings	6,000	15,000
Capital infusion of MHC Merger	(63)
Repurchase of common stock	(41)	(41)
Net cash provided by financing activities	22,784	28,733
Increase in cash and cash equivalents	13,382	4,313
Cash and cash equivalents at beginning of period	13,448	9,135
Cash and cash equivalents at end of period	$26,830	$13,448

Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$2,997	$3,154
Transfer of loans to foreclosed real estate	115	82
Taxes received	$835	$—

The accompanying notes are an integral part of the consolidated financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

1.Organization and Nature of Operations

Seneca-Cayuga Bancorp, Inc. (the “Holding Company”) is a federally chartered stock holding company and a subsidiary of The Seneca Falls Savings Bank, MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. At December 31, 2020 and 2019, the Mutual Holding Company owned 1,480,715 shares, or 60.10% and 60.01%, respectively, of the Holding Company’s outstanding stock, and the remaining Holding Company stock is held by the public or has been repurchased by the Holding Company. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements.

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

2.Summary of Significant Accounting Policies

a.Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company, the Bank, the Commercial Bank and the Agency. The consolidated entity is referred to as the “Company” in the following notes to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Amounts in the prior year’s consolidated financial statements have been reclassified whenever necessary to conform to the current year’s presentation. Such reclassifications had no impact on net income.

b.Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for loan losses, deferred income taxes, pension obligations and the evaluation of investment securities for other-than-temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The Company is subject to the regulations of various governmental agencies. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

c.Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, including interest-bearing demand deposits and items in the process of collection. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

d.Securities

The Company reports debt securities in one of the following categories:

(i)	“held-to-maturity” which management has the positive intent and ability to hold debt securities to maturity. These securities are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; or
(ii)

“available-for-sale” which includes all other debt securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss.

The Company classifies its debt securities in one of these categories based upon determinations made at the time of purchase, and re-evaluates their classification each quarter-end.

Premiums and discounts on debt securities are amortized, or accreted, to interest income over the term of the security and adjusted for the effect of actual prepayments in the case of mortgage-backed securities. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Equity securities are reported at fair value, with unrealized gains and losses included in earnings.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated financial statements.

Note 4 to the consolidated financial statements includes additional information about the Company’s accounting policies with respect to the impairment of investment securities.

e.Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted fair value and is carried at cost, which approximates fair value.

f.Loans Receivable

The Company grants residential mortgage, commercial and consumer loans to customers, principally located in the Finger Lakes Region of New York State and extending north to Orleans County. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for loan losses and plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received, and the related direct origination costs incurred, are deferred and amortized over the life of the loan using a method that approximates

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. The residential mortgage segment consists of one- to four-family first-lien residential mortgages and construction loans. Commercial loans consist of the following classes: real estate secured by nonresidential property, real estate secured by multi-family residences, construction and other commercial and industrial loans. Consumer loans include home equity (both installment loans and lines of credit), residential junior-lien loans, manufactured home loans, automobile, student and other consumer loans.

g.Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction of loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans not secured by residential real estate are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools by product and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

•	Asset quality trends
•	The trend in loan growth and portfolio mix
•	Regional and local economic conditions
•	Historical loan loss experience
•	Underlying credit quality

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial real estate loans and home equity loans comprise approximately 77% of the portfolio in 2019 and 78% in 2018. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying amount exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, including those in construction, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging’s or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as troubled restructurings are designated as impaired.

The indirect automobile program loans, and the loans originated under a direct sub-prime automobile program, are evaluated separately from the rest of the consumer loan portfolio. Due to the inherent risk of the program loans, they are evaluated based on the historical losses in the portfolio and discounted collateral values. Since this piece of the portfolio no longer enjoys the participation of the dealers, their continuing reserves and dealer cooperation, there are no longer available cash reserves accumulated as part of the indirect loan assignment agreements with local dealers. The direct sub-prime automobile program was offered to consumers for approximately Nine Months in 2014. The program was discontinued after a detailed analysis revealed that the loan type carried higher risk characteristics than the other automobile portfolios. We have analyzed the historical loss factors to date and have assigned higher reserve factors to these loans to represent the associated risk. Reserves for this loan type are based on the rate of delinquency, the prospect of payment established by collection efforts and discounted collateral values.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

On March 27,2020, the President of the United State signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAPP.  Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan an d lease modifications related to COVID-19 Pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  Section 4013 pf the CARE Act was amended on December 27, 2020 to extended this relief until January 1, 2022.  The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer to re delay the payment of principal or interest, or change the interest rate on the loan.  The Company choose to apply this relief to eligible loan and lease modifications.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for all loans.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and are charged to the allowance for loans losses. Loans not classified are rated as pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

j.Income Recognition on Impaired and Non-accrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income. Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

When future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

i.Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is provided on a straight-line basis over the estimated useful lives of the related assets, which is generally 15 to 40 years for buildings and 3 to 10 years for furniture, equipment, computers and software. Leasehold improvements are amortized over the shorter of the terms of the lease or useful life. Maintenance and repairs are charged to operating expenses as incurred. The

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

j.Bank-owned life insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. In 2012, the Bank purchased additional BOLI to offset the cost of the director’s retirement plan and the addition of a supplemental executive retirement plan. The 2012 purchase of $2 million in additional BOLI on senior management includes a split-dollar arrangement on a portion of the insurance benefit. The policies are carried at the cash surrender value and the liability for the split dollar arrangement is recorded in other liabilities. Income from the increase in cash surrender value of the policies is included in noninterest income on the consolidated statements of income.

k.Intangible assets and goodwill

Intangible assets represent acquired assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets include customer lists and covenants not to compete that were acquired in connection with business acquisitions. On December 28, 2016, the Company purchased the John G. Sweeney Agency, Inc. and the associated covenant not to compete was recorded as an intangible asset. Goodwill is reflected in the insurance agency segment. This asset will be amortized over 7 years in accordance with the life identified in the purchase contract.

Additionally, as part of recording the purchase of assets and liabilities of MSL at fair value upon the September 29, 2018 merger, Generations Bank recorded a $964,000 Core Deposit Intangible (“CDI”). The CDI valuation method employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. A positive valuation results because the overall cost of core deposits (interest rate plus operating expense less other income) is lower than the cost of a laddered portfolio of borrowings structured with the same maturity as the projected core deposit base. As of the Valuation Date, the value of Medina’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. This asset will be amortized over 15 years in accordance with the fair value analysis provided by a third party.

The Company reviews its identifiable assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

Goodwill represents the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. The stock purchase of the John G. Sweeney Agency, Inc. was recorded as goodwill of $792,000. The value of goodwill is tested at least annually for impairment. The MSL merger did not have goodwill.

l.Employee benefit plans

The Bank funds two noncontributory defined benefit pension plans, one plan that accrues benefits for employees of Generations Bank that were hired prior to October 1, 2016 and the second plan that was acquired with the MSL merger and covers MSL employees that were participants of that plan effective September 30, 2018. Both plans have been frozen to new employees and cover eligible Company employees at least 21 years of age and with at least one year of service. Benefits under these plans generally are based on employees’ years of service and compensation. The Bank makes annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

The Bank sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full time employees. Acquisitions of the Holding Company’s common stock for the Plan by the Bank were funded internally through a borrowing from the Holding Company, which is repayable semi-annually with interest over fifteen years. The cost of shares issued to the ESOP but not allocated to participants is presented in the consolidated statement of financial condition as a reduction of shareholders’ equity. ESOP shares are released to participants proportionately as the loan is repaid. Allocations to individual accounts are based on participant

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

compensation. As shares are committed to be released to participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in-capital. Dividends on allocated shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt and accrued interest.

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. This plan covers all Company employees with at least twelve months of service. The Company’s contributions to this plan are discretionary, begin after one year of service and are determined annually by the Board of Directors. Employee contributions are voluntary. Employees vest immediately in their own contributions, and vest in the Company’s contributions based on years of service.

The Company has a Directors Retirement Plan for the benefit of its eligible non-employee members of the Board of Directors of the Company. This plan is an unfunded arrangement and intended to comply with Internal Revenue Code Section 409A. The plan allows for deferred compensation elections and a supplemental contribution by the Bank. The Company also has a supplemental executive retirement plan, under Internal Revenue Code Section 409A, for selected officers. This plan is an unfunded arrangement that consists on an annual contribution calculated based on a target benefit.

m.Foreclosed real estate and repossessed assets

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition less estimated selling costs. The following table represents the detail of such assets at December 31:

	Year Ended December 31,
(In thousands)	2020	2019

Foreclosed real estate	$45	$60
Repossessed assets	—	10
	$45	$70

Write-downs from cost to fair value less estimated selling costs, which are required at the time of foreclosure or repossession, are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of estimated selling costs and the net operating expenses of foreclosed assets, are charged to other noninterest expenses and were approximately $40,000 and $16,000 for years ended 2020 and 2019, respectively.

At December 31, 2020 there were nine one- to four-family residential mortgage loans and two home equity loans in the process of foreclosure for a total of 558,000. At December 31, 2019, there were five one- to four-family residential mortgage loans and two related home equity loans in the process of foreclosure for a total of $278,000.

n.Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

o.Income taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

reviewed on a continual basis as regulatory and business factors change. Interest and penalties are included as a component of noninterest expense if incurred.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. At December 31, 2020 and 2019, the Company had no uncertain tax positions.

p.Comprehensive income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and unrecognized gains or losses and prior service credits for the defined benefit pension plan are reported as a separate component of the shareholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income are as follows for the  for years ended December 31, 2020 and 2019:

	For Years Ended
	December 31,
(In thousands)	2020	2019

Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	$(242)	$(163)
Reclassification adjustment for net gains included in net income	225	58
Net unrealized gains on securities available-for-sale	(17)	(105)
Defined benefit pension plan:
Net plan gains arising during the period	(20)	(54)
Reclassification of amortization of net losses and prior service credit recognized in net pension expense	(29)	(40)
Net change in defined benefit pension plan asset	(49)	(94)
	$(66)	$(199)

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Year Ended December 31,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Income (Loss)

Balance, January 1, 2020	$658	$(2,320)	$(1,662)
Other comprehensive gain before reclassifications	911	76	987
Amounts reclassified from AOCI to the income statement	(846)	106	(740)
Net current-period other comprehensive income	65	182	247
Balance, December 31, 2020	$723	$(2,138)	$(1,415)

Balance, January 1, 2019	$262	$(2,673)	$(2,411)
Other comprehensive gain before reclassifications	612	202	814
Amounts reclassified from AOCI to the income statement	(216)	151	(65)
Net current-period other comprehensive income	396	353	749
Balance, December 31, 2019	$658	$(2,320)	$(1,662)

(1)	Reclassification from accumulated other comprehensive loss to retained earnings for the change in accounting treatment adopted under ASU 2016-01. This amendment requires equity securities to be measured at fair value and the change in fair value to be recognized through net income.

q.Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,458,000 and 2,456,000 for the years ended December 31, 2020 and 2019. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

On May 20, 2008, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Seneca Falls Savings Bank, MHC, the Company’s mutual holding company), or up to 119,025 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan.

r.Recently Adopted and Recently Issued Accounting Pronouncements

On January 1, 2019, the Company adopted ASU No. 2016-02, which amended guidance on “Leases (Topic 842)”. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The objective of this standard is to present a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. The Company has one lease expiring in June 2021, and the obligation under the lease is not significant. Further details of the lease commitment are provided in Note 17 to these Consolidated Financial Statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in ASU 2018-15 result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. For public business entities, the ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted ASU 2018-15, effective January 1, 2019.

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

The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 1 and 7.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 consolidated financial statement presentation.  These reclassifications had no effect on net earnings.

3.Balances at Other Banks

The Bank may be required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2020, the Bank did not have a reserve requirement. At December 31, 2020 and 2019, these reserve balances amounted to $0 and $1,745,000, respectively and were held in vault cash on hand and reported as cash and due from banks on the consolidated statements of financial condition.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

4.Securities

Investments in securities available-for-sale and held-to-maturity at December 31, 2020 and December 31, 2019 are summarized as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$39	$1	$(1)	$39
State and political subdivisions	16,971	916	—	17,887
Total securities available-for-sale	$17,010	$917	$(1)	$17,926

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,480	$33	$(3)	$1,510
Total securities held-to-maturity	$1,480	$33	$(3)	$1,510

Equity securities:
Large cap equity mutual fund	$35			$35
Other mutual funds	626			626
Total of equity securities	$661			$661

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$48	$2	$—	$50
State and political subdivisions	29,746	903	(72)	30,577
Total securities available-for-sale	$29,794	$905	$(72)	$30,627

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	2,078	36	(4)	2,110
Total securities held-to-maturity	$2,078	$36	$(4)	$2,110

Equity securities:
Large cap equity mutual fund	$31			$31
Other mutual funds	2,548			2,548
Total of equity securities	$2,579			$2,579

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2020
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$24	$(1)	$2	$—	$26	$(1)
Total securities available-for-sale	$1,090	$(1)	$2	$—	$1,092	$(1)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$150	$(2)	$97	$(1)	$247	$(3)
Total securities held-to-maturity	$150	$(2)	$97	$(1)	$247	$(3)

	December 31, 2019
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs*	$—	$—	$4	$—	$4	$—
State and political subdivisions	8,779	(72)	—	—	8,779	(72)
Total securities available-for-sale	$8,779	$(72)	$4	$—	$8,783	$(72)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$68	$(1)	$217	$(3)	$285	$(4)
Total securities held-to-maturity	$68	$(1)	$217	$(3)	$285	$(4)
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

Eleven government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2020. The securities were issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA). All of the eleven government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $800 or less. None of the securities demonstrate a steadily increasing loss ratio and values fluctuate in reaction to the uncertainty of the economy. Principal and interest continue to be received on all securities as anticipated. The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis. With the government guarantees in place, management does not expect losses on these securities. No OTTI is deemed present on these securities.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

There were three municipal bonds with an unrealized loss at December 31, 2020. All three of these bonds that have unrealized losses are immaterial, with each of these securities having values deficiencies of $575 or less. The Company anticipates being paid in full. No OTTI is deemed present on these securities.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the years ended December 31:

(In thousands)	2020	2019
Beginning balance – January 1	$—	$408
Initial credit impairment	—	—
Subsequent credit impairments	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	(408)
Reductions for increases in cash flows expected to be collected	—	—
Ending balance - December 31	$—	$—

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2020 and December 31, 2019, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of debt securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	December 31, 2020
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$974	$975	$—	$—
Due over one year through five years	1,400	1,426	—	—
Due over five through ten years	5,565	5,791	—	—
Due after ten years	9,032	9,695	—	—
	16,971	17,887	—	—
Residential mortgage-backed securities	39	39	1,480	1,510
Total	$17,010	$17,926	$1,480	$1,510

Gross realized gains (losses) on sales and redemptions of securities for the year ended December 31 are detailed below:

	Year Ended December 31,
(In thousands)	2020	2019

Realized gains	$1,071	$274
Realized losses	—	—
	$1,071	$274

Securities with a fair value of $6,969,058, and $21,773,000 were pledged to collateralize certain deposit arrangements at December 31, 2020 and December 2019.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

5.Loans Receivable

Major classifications of loans at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
(In thousands)	2020	2019

Originated Loans
Residential mortgages:
One- to four-family	$113,254	$120,208
Construction	—	828
	113,254	121,036
Commercial loans:
Real estate - nonresidential	22,812	33,581
Multi-family	5,125	5,585
Construction	—	100
Commercial business	20,178	14,028
	48,115	53,294
Consumer:
Home equity and junior liens	9,981	10,170
Manufactured homes	44,347	23,769
Automobile	21,469	21,083
Student	2,259	2,251
Recreational vehicle	14,557	263
Other consumer	4,081	1,724
	96,694	59,260
Total originated loans	258,063	233,590
Net deferred loan costs	11,854	4,986
Less allowance for loan losses	(1,821)	(1,660)
Net originated loans	$268,096	$236,916

	December 31,	December 31,
(In thousands)	2020	2019

Acquired Loans
Residential mortgages:
One- to four-family	$14,102	$18,506
Construction	—	—
	14,102	18,506
Commercial loans:
Real estate - nonresidential	1,942	2,115
Commercial business	327	404
	2,269	2,519
Consumer:
Home equity and junior liens	1,406	1,833
Other consumer	190	361
	1,596	2,194
Total acquired loans	17,967	23,219
Net deferred loan costs	(67)	(91)
Fair value credit and yield adjustment	(356)	(424)
Net acquired loans	$17,544	$22,704

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

	December 31,	December 31,
(In thousands)	2020	2019

Total Loans
Residential mortgages:
One- to four-family	$127,356	$138,714
Construction	—	828
	127,356	139,542
Commercial loans:
Real estate - nonresidential	24,754	35,696
Multi-family	5,125	5,585
Construction	—	100
Commercial business	20,505	14,432
	50,384	55,813
Consumer:
Home equity and junior liens	11,387	12,003
Manufactured homes	44,347	23,769
Automobile	21,469	21,083
Student	2,259	2,251
Recreational vehicle	14,557	263
Other consumer	4,271	2,085
	98,290	61,454
Total Loans	276,030	256,809
Net deferred loan costs	11,787	4,895
Fair value credit and yield adjustment	(356)	(424)
Less allowance for loan losses	(1,821)	(1,660)
Loans receivable, net	$285,640	$259,620

The Company grants residential mortgage, commercial and consumer loans to customers throughout the Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Wayne, Yates and Ontario counties as well as Orleans County. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in Northeastern United States, are purchased regularly from BCI Financial Corporation, a Connecticut Company. In 2019, the Company also began to purchase modular home loans originated throughout the United States from Triad Financial Services, Inc., who then services the loans for the Company. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State from OneSource Financial.

The Commercial Business category includes Paycheck Protection Program ("PPP") loans that were authorized under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").  The PPP was implemented by the Small Business Administration ("SBA") with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits.  Funds could also be used to pay interest on mortgages, rent, and utilities.  PPP loans made by the Company have a maturity of two years and an interest rate of 1%.  In addition, the SBA pays originating lenders processing fees based on the size of the loan, ranging from 1% to 5% of the loan amount.  A borrower who meets certain requirements can request loan forgiveness from the SBA.  If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans unless credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss. Loans not classified are rated as pass. See further discussion of risk ratings in Note 2.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31 2020 and 2019:

December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One- to four-family	$109,752	$627	$2,875	$—	$113,254
Construction	—	—	—	—	—
	109,752	627	2,875	—	113,254
Commercial loans:
Real estate - nonresidential	15,597	4,433	2,782	—	22,812
Multi-family	5,083	—	42	—	5,125
Construction	—	—	—	—	—
Commercial business	17,009	842	2,327	—	20,178
	37,689	5,275	5,151	—	48,115
Consumer:
Home equity and junior liens	9,923	—	58	—	9,981
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,046	4	31	—	4,081
	96,459	38	197	—	96,694
Total originated loans	$243,900	$5,940	$8,223	$—	$258,063

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans
Residential mortgages:
One- to four-family	$13,669	$63	$370	$—	$14,102
	13,669	63	370	—	14,102
Commercial loans:
Real estate - nonresidential	1,942	—	—	—	1,942
Commercial business	327	—	—	—	327
	2,269	—	—	—	2,269
Consumer:
Home equity and junior liens	1,362	—	44	—	1,406
Other consumer	190	—	—	—	190
	1,552	—	44	—	1,596
Total acquired loans	$17,490	$63	$414	$—	$17,967

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans
Residential mortgages:
One- to four-family	$123,421	$690	$3,245	$—	$127,356
Construction	—	—	—	—	—
	123,421	690	3,245	—	127,356
Commercial loans:
Real estate - nonresidential	17,539	4,433	2,782	—	24,754
Multi-family	5,083	—	42	—	5,125
Construction	—	—	—	—	—
Commercial business	17,336	842	2,327	—	20,505
	39,958	5,275	5,151	—	50,384
Consumer:
Home equity and junior liens	11,285	—	102	—	11,387
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,236	4	31	—	4,271
	98,011	38	241	—	98,290
Total loans	$261,390	$6,003	$8,637	$—	$276,030

December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One- to four-family	$116,414	$2,159	$1,635	$—	$120,208
Construction	828	—	—	—	828
	117,242	2,159	1,635	—	121,036
Commercial loans:
Real estate - nonresidential	29,192	1,479	2,910	—	33,581
Multi-family	5,585	—	—	—	5,585
Construction	100	—	—	—	100
Commercial business	10,222	1,798	2,008	—	14,028
	45,099	3,277	4,918	—	53,294
Consumer:
Home equity and junior liens	10,030	96	44	—	10,170
Manufactured homes	23,686	83	—	—	23,769
Automobile	20,975	54	54	—	21,083
Student	2,251	—	—	—	2,251
Recreational vehicle	263	—	—	—	263
Other consumer	1,721	2	1	—	1,724
	58,926	235	99	—	59,260
Total originated loans	$221,267	$5,671	$6,652	$—	$233,590

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

The Company did originate a small portfolio of sub-prime automobile loans in 2014. Upon assessment of the higher risk in this portfolio, the lending product was discontinued. It is anticipated to pay down quickly over a short-term. The allowance for loan losses was increased to cover the exposure inherent in the sub-prime automobile portfolio. The total outstanding balance of this discontinued sub-prime portfolio was $6,000 and $181,000 at December 31, 2020 and December 31, 2019. Of the amount outstanding, $4,000 and $125,000 of these loans were current and paying as agreed at December 31, 2020 and December 31, 2019.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One- to four-family	$2,345	$691	$2,875	$5,911	$107,343	$113,254
Construction	—	—	—	—	—	—
	2,345	691	2,875	5,911	107,343	113,254
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	21,577	22,812
Multi-family	—	—	42	42	5,083	5,125
Construction	—	—	—	—	—	—
Commercial business	139	—	688	827	19,351	20,178
	205	66	1,833	2,104	46,011	48,115
Consumer loans:
Home equity and junior liens	92	23	58	173	9,808	9,981
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	29	36	4,045	4,081
	1,456	518	195	2,169	94,525	96,694
Total originated loans	$4,006	$1,275	$4,903	$10,184	$247,879	$258,063

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans
Residential mortgage loans:
One- to four-family	$223	$48	$370	$641	$13,461	$14,102
Construction	—	—	—	—	—	—
	223	48	370	641	13,461	14,102
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,942	1,942
Commercial business	—	15	—	15	312	327
	—	15	—	15	2,254	2,269
Consumer loans:
Home equity and junior liens	46	6	44	96	1,310	1,406
Other consumer	—	—	2	2	188	190
	46	6	46	98	1,498	1,596
Total acquired loans	$269	$69	$416	$754	$17,213	$17,967

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans
Residential mortgage loans:
One- to four-family	$2,568	$739	$3,245	$6,552	$120,804	$127,356
Construction	—	—	—	—	—	—
	2,568	739	3,245	6,552	120,804	127,356
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	23,519	24,754
Multi-family	—	—	42	42	5,083	5,125
Construction	—	—	—	—	—	—
Commercial business	139	15	688	842	19,663	20,505
	205	81	1,833	2,119	48,265	50,384
Consumer loans:
Home equity and junior liens	138	29	102	269	11,118	11,387
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	31	38	4,233	4,271
	1,502	524	241	2,267	96,023	98,290
Total loans	$4,275	$1,344	$5,319	$10,938	$265,092	$276,030

	December 31, 2019
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One- to four-family	$2,963	$1,656	$1,945	$6,564	$113,644	$120,208
Construction	—	—	—	—	828	828
	2,963	1,656	1,945	6,564	114,472	121,036
Commercial loans:
Real estate - nonresidential	350	1,388	912	2,650	30,931	33,581
Multi-family	—	—	—	—	5,585	5,585
Construction	—	—	—	—	100	100
Commercial business	540	24	73	637	13,391	14,028
	890	1,412	985	3,287	50,007	53,294
Consumer loans:
Home equity and junior liens	80	71	67	218	9,952	10,170
Manufactured homes	179	83	—	262	23,507	23,769
Automobile	207	54	54	315	20,768	21,083
Student	35	—	—	35	2,216	2,251
Recreational vehicle	—	—	—	—	263	263
Other consumer	57	2	—	59	1,665	1,724
	558	210	121	889	58,371	59,260
Total originated loans	$4,411	$3,278	$3,051	$10,740	$222,850	$233,590

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Non-accrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2020	2019

Residential mortgage loans:
1-4 family first-lien	$3,245	$2,259
Construction	—	—
	3,245	2,259
Commercial loans:
Real estate - nonresidential	1,103	2,509
Real estate - multi-family	42	—
Construction	—	—
Other commercial and industrial	688	1,195
	1,833	3,704
Consumer loans:
Home equity and junior liens	102	154
Manufactured homes	75	—
Automobile	33	54
Student	—	—
Recreational Vehicle	—
Other consumer	31	—
	241	208
Total non-accrual loans	$5,319	$6,171

There were no loans past due more than ninety days and still accruing interest at December 31, 2020 ad December 31, 2019.

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

There were no newly classified TDR in 2020.  In 2019, the Company modified a commercial loan that was originated through a program with Bankers Healthcare Group (BHG).  This loan is also serviced by BHG, who maintains a 50% recourse share in losses from this loan program portfolio.  BHG deferred payments for the borrower to bring the loan current as after significant delinquency had occurred, making concessions to the maturity date but not the rate or principal due.  The principal balance of this loan at December 31, 2019 was $25,000.

At December 31, 2020, the Company had nine loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. One of the outstanding TDRs are in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continues to accrue interest and have not defaulted since restructuring.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Impaired Loans

The following table summarizes impaired loans information by portfolio class as of December 31, 2020 and December 31, 2019:

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,836	$2,937	$—
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	1,198	1,548	—
Multi-family	—	—	—
Construction commercial	—	—	—
Commercial business	782	782	—
Home equity and junior liens	109	109	—
Manufactured homes	—	—	—
Automobile	—	—	—
Student	—	—	—
Other consumer	—	—	—

With an allowance recorded:
One- to four-family residential mortgages	429	429	21
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	—	—	—
Multi-family	42	42	7
Construction commercial	—	—	—
Commercial business	713	713	265
Home equity and junior liens	—	—	—
Manufactured homes	—	—	—
Automobile	41	41	10
Student	—	—	—
Other consumer	2	2	2

Total:
One- to four-family residential mortgages	3,265	3,366	21
Construction residential mortgages	—	—	—
Commercial real estate - nonresidential	1,198	1,548	—
Multi-family	42	42	7
Construction commercial	—	—	—
Commercial business	1,495	1,495	265
Home equity and junior liens	109	109	—
Manufactured homes	—	—	—
Automobile	41	41	10
Student	—	—	—
Other consumer	2	2	2
	$6,152	$6,603	$305

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The Following table represents the average recorded investment in impaired loans

	For the Year ended
	December 31,	December 31,
	2020	2019
	Average	Average
	Recorded	Recorded
(In thousands)	Investment	Investment

One- to four-family residential mortgages	$3,336	$2,309
Construction residential mortgages	—	—
Commercial real estate - nonresidential	1,523	1,453
Multi-family	42	—
Construction commercial	—	—
Commercial business	1,572	1,038
Home equity and junior liens	110	132
Manufactured homes	—	—
Automobile	46	89
Student	—	—
Other consumer	2	1
	6,631	$5,022

The following table presents interest income recognized on impaired loans for the years ended December 31, 2020 and 2019.

	For the Year ended
	December 31,
(In thousands)	2020	2019

One- to four-family residential mortgages	$110	$82
Construction residential mortgages	—	—
Commercial real estate - nonresidential	19	31
Multi-family	1	—
Construction commercial	—	—
Commercial business	54	58
Home equity and junior liens	7	7
Manufactured homes	—	—
Automobile	4	10
Student	—	—
Other consumer	—	—
	$195	$188

6.	Servicing

At December 31, 2020 and December 31, 2019, one- to four-family residential mortgage loans serviced for others amounted to approximately $14.0 million and $16.4 million. These loans are not included in the accompanying consolidated statements of financial condition. A portion of the serviced loan portfolio, with outstanding balances totaling $12.1 million and $14.3 million at December 31, 2020 and December 31, 2019, was sold with limited recourse provisions. See Note 17 for further information.

The balance of capitalized servicing rights included in other assets at December 31, 2020 and December 31, 2019, was $20,000 and $23,000. Annual amortization of servicing rights is immaterial.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

7.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at and for the years ended December 31 are summarized as follows:

	December 31, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(89)	—	(398)	—	—	(15)
Recoveries	4	—	—	19	—	140
Provision for loan losses	167	(2)	296	(10)	—	(35)
Ending balance	$457	$—	$319	$26	$—	$617
Ending balance: related to loans individually evaluated for impairment	$21	$—	$—	$7	$—	$265
Ending balance: related to loans collectively evaluated for impairment	$436	$—	$319	$19	$—	$352
Loans receivable:
Ending balance	$127,356	$—	$24,754	$5,125	$—	$20,505
Ending balance: individually evaluated for impairment	$3,265	$—	$1,198	$42	$—	$1,495
Ending balance: collectively evaluated for impairment	$124,091	$—	$23,556	$5,083	$—	$19,010

	December 31, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	Homes	Automobile	Student	Vehicle	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	(9)	—	(54)	—	(14)	(4)	—	(583)
Recoveries	12	—	71	3	6	9	—	264
Provision for loan losses	(7)	76	(32)	(3)	8	44	(22)	480
Ending balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Ending balance: related to loans individually evaluated for impairment	$—	$—	$10	$—	$—	$2	$—	$305
Ending balance: related to loans collectively evaluated for impairment	$46	$76	$117	$69	$—	$82	$—	$1,516
Loans receivable:
Ending balance	$11,387	$44,347	$21,469	$2,259	$14,557	$4,271	$—	$276,030
Ending balance: individually evaluated for impairment	$109	$—	$41	$—	$—	$2	$—	$6,152
Ending balance: collectively evaluated for impairment	$11,278	$44,347	$21,428	$2,259	$14,557	$4,269	$—	$269,878

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

	December 31, 2019
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$314	$1	$202	$12	$—	$523
Charge-offs	(42)	—	(18)	—	—	(106)
Recoveries	2	—	—	9	—	79
Provision for loan losses	101	1	237	(4)	—	31
Ending balance	$375	$2	$421	$17	$—	$527
Ending balance: related to loans individually evaluated for impairment	$7	$—	$250	$—	$—	$133
Ending balance: related to loans collectively evaluated for impairment	$368	$2	$171	$17	$—	$394
Loans receivable:
Ending balance	$138,714	$828	$35,696	$5,585	$100	$14,432
Ending balance: individually evaluated for impairment	$2,282	$—	$2,910	$—	$—	$2,007
Ending balance: collectively evaluated for impairment	$136,432	$828	$32,786	$5,585	$100	$12,425

	December 31, 2019 (cont'd)
	Home equity	Manufactured			Other
(In thousands)	and junior liens	Homes	Automobile	Student	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$58	$—	$228	$50	$28	$132	$1,548
Charge-offs	—	—	(137)	(25)	(68)	—	(396)
Recoveries	—	—	52	1	5	—	148
Provision for loan losses	(8)	—	(1)	43	70	(110)	360
Ending balance	$50	$—	$142	$69	$35	$22	$1,660
Ending balance: related to
loans individually evaluated
for impairment	$—	$—	$—	$—	$1	$—	$391
Ending balance: related to
loans collectively evaluated
for impairment	$50	$—	$142	$69	$34	$22	$1,269
Loans receivable:
Ending balance	$12,003	$23,769	$21,083	$2,251	$2,348	$—	$256,809
Ending balance: individually
evaluated for impairment	$131	$—	$81	$—	$1	$—	$7,412
Ending balance: collectively
Evaluated for impairment	$11,872	$23,769	$21,002	$2,251	$2,347	$—	$249,397

8.	Federal Home Loan Bank of New York Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

9.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows as of December 31, 2020 and December 31, 2019:

	December 31,	December
(In thousands)	2020	2019
Premises:
Land	$3,884	$3,909
Buildings and improvements	19,041	19,016
Equipment	6,810	6,638
Construction in progress	206	171
	29,941	29,734
Less: Accumulated depreciation	13,198	12,146
	$16,743	$17,588

10.	Intangible Assets and Goodwill

Intangible assets and goodwill are summarized as follows:

	December 31, 2020
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(3)	$2
Core deposit intangible	964	(118)	846
Goodwill	792	—	792
	$1,761	$(121)	$1,640

	December 31, 2019
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(2)	$3
Core deposit intangible	964	(54)	910
Goodwill	792	—	792
	$1,761	$(56)	$1,705

On December 28, 2016, the Company purchased the John G. Sweeney Agency, Inc. The acquisition of this insurance agency included both the purchase of all issued and outstanding common stock of the corporation and a non-compete agreement. Upon the acquisition of the agency, the corporation was dissolved and the value remitted for the purchase of said common shares was recorded as goodwill of $465,000, having no tangible assets associated with the transaction. In consideration for a non-compete covenant covering seven (7) years, the seller was paid $5,000, which was recorded as an intangible asset and will be amortized over the seven year period starting January 1, 2017.

On September 29, 2018, the Company merged Medina Savings and Loan Association into Generations Bank. The transaction was structured as a merger with a mutual entity. The consideration paid represents the appraised value of MSL. 171,440 shares of Company stock was issued to the Mutual Holding Company based on the market price per share of the Company as of the date of the merger. The assets and liabilities of MSL were marked to fair value as of the date of the merger. The fair value of the Core Deposit Intangible (“CDI”), was determined using such factors as deposit mix, interest costs, fee income generated and servicing

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

costs. It is the economic benefit that a holder of deposits could expect to realize from the deposit base versus using an alternative source of funds. The CDI valuation employed a discounted cash flow analysis to determine the market value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. As of the Valuation Date, the intangible value of MSL’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. The fair value calculations include the present value of tax benefits assuming the intangible asset is amortized on a straight-line basis over 15 years with an effective tax rate of 21%.

Amortization expense for the core intangible asset for the years ended December 31, 2020 was $64,000, as well as the estimated aggregate amortization expense for each of the five succeeding years is summarized as follows:

(In thousands)
For Years Ended	Amortization
December 31,	Expense
2021	64
2022	64
2023	64
2024	64
2025	64
$320

Goodwill previously recorded is being amortized for federal and state income tax purposes.

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2020 and December 31, 2019.

11.Deposits

Deposits, by deposit type, are summarized as follows:

	December 31,
	2020	2019
(In thousands)
Checking accounts, non-interest bearing	$65,673	$38,098
Checking accounts, interest-bearing	31,745	27,525
Money market accounts	26,334	24,861
Savings accounts	102,307	85,300
Time deposits	83,487	107,554
	$309,546	$283,338

We participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (CDARS) and Insured Cash Sweep networks. Included in time deposits in the above table are $24.1 million and $28.4 million in these reciprocal deposits as of December 31, 2020 and 2019, respectively. All brokered time deposits had balances less than $250,000. Early withdrawal of these deposits is not permitted.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Scheduled maturities of time deposits, including those that were obtained through the third party broker, at December 31, 2020 and December 31, 2019 are summarized as follows:

December 31,
(In thousands)	2020

2021	$61,554
2022	14,280
2023	3,049
2024	1,797
2025	2,037
Thereafter	770
$83,487

T

The aggregate amount of time deposits with balances equal to or greater than $250,000 was $22,299,000 and $36,652,000 at December 31, 2020 and 2019 respectively.

12.Borrowings

The composition of borrowings (including subordinated debt) is as follows:

	December 31,	December 31,
(In thousands)	2020	2019

Short-term:
FHLB Advances	$—	$—
Long-term:
FHLB fixed-rate term advances	$4,300	$3,300
FHLB fixed-rate amortizing advances	23,328	28,148
Total long-term borrowings	$27,628	$31,448
Subordinated debt	$1,235	$735

The principal balances and interest rates of the above fixed rate borrowings at December 31, 2020 and December 31, 2019 are as follows:

December 31, 2020

(Dollars in thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$4,300	1.45%-2.48%
FHLB fixed-rate amortizing advances	23,328	0.96%-3.03%
Total long-term borrowings	$27,628
Subordinated debt	$1,235	6.00%-8.00%

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

December 31, 2019

(Dollars in thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$3,300	1.74%-2.12%
FHLB fixed-rate amortizing advances	28,148	1.20%-3.03%
Total long-term borrowings	$31,448
Subordinated debt	$735	8.00%

The maturities of long-term borrowings and subordinated debt are as follows:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Long-term:
Due within 1 year	$10,282	$8,171
Due within 2 years	7,898	9,285
Due within 3 years	3,785	7,814
Due within 4 years	4,926	2,457
Due within 5 years	1,796	2,986
Thereafter	176	1,470
Total long-term borrowings	$28,863	$32,183

The Bank has $55.6 million borrowing availability with the Federal Home Loan Bank of New York (“FHLB”) at December 31, 2020. The Bank’s aggregate unused FHLB borrowing capacity was approximately $15.8 million at December 31, 2020.

FHLB borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally FHLB stock and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $33.2 million and $37.7 million at December 31, 2020 and December 31, 2019. Residential mortgage loans with a carrying value of $70.6 million and $73.9 million at December 31, 2020 and December 31, 2019 and FHLB stock with a carrying value of $2.0 million and $2.3 million at December 31, 2020 and December 31, 2019 have been pledged by the Company under the blanket collateral agreement to secure the Company’s borrowings. Additional borrowings are available to the Bank upon delivery of investment securities and/or loans secured by non-residential property.

The Bank also has an $5 million line of credit with a correspondent bank. This line is unsecured. At December 31, 2020 and December 31, 2019 there were no outstanding advances on this line.

The Bank also has an additional fed funds line of credit for $5,500,000. This line is unsecured. At December 31, 2020 and December 31, 2019 there were no outstanding advances on this line.

In September 2011, the Company issued $735,000 in fixed-rate subordinated debt. The notes, including principal and interest paid at 8% per annum, are subordinate and junior in right of payment to all obligations of the Company. All notes have a maturity date of June 30, 2021, however, the Company redeemed all the subordinated debt on February 15, 2021 with accrued interest of $7,350. Interest payments were made on January 15th and July 15th of each year. In July 2020, the Company issued $500,000 in fixed rate subordinated debt.  The note including principal and interest paid at 6% per annum, are subordinate and junior in right of payment to all obligations of the Company and mature February 15, 2021.  The note and accrued interest were paid in full on January 15, 2021.  Of the subordinated debt outstanding at December 31, 2020 and December 31, 2019, $500,000 was held by the Company’s directors and their affiliates each year.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

13.Income Taxes

The Company’s benefit for income taxes included in the consolidated statements of income is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Current tax expense:
Federal	$(781)	$—
State	15	4
Total current tax expense (benefit)	(766)	4
Deferred tax benefit:
Federal	662	(159)
State	—	—
Total deferred tax benefit	662	(159)
Benefit for income taxes	$(104)	$(155)

The Company files consolidated Federal income and New York State franchise tax returns on a calendar year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are recorded in either other assets or other liabilities on the consolidated statements of financial condition and are as follows as of December 31:

	December 31,
(In thousands)	2020	2019
Assets:
Deferred Compensation	111	101
Allowance for loan losses	458	438
Net operating loss carryforward	847	1,427
Mortgage recording tax credit	3	11
Nonacrual interest	82	42
Other	72	46
	1,573	2,065
Liabilities:
Pension	(1,831)	(1,597)
Intangible assets	(222)	(233)
Investment securities, unrealized gains	(144)	(150)
Mortgage servicing rights	(4)	(5)
Depreciation	(152)	(128)
Other	(6)	(10)
	(2,359)	(2,123)
Net deferred tax liability	$(786)	$(58)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

At December 31, 2020, Seneca Cayuga Bancorp had net operating loss carryforwards of approximately $1.5 million which expire in years 2027-2037. Additionally, Seneca Cayuga Bancorp has loss carryforwards of $2.5 million with no expiration period. The loss generated in 2018 was carried back under provisions of the CARES Act.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES) was enacted. The CARES Act includes several provisions that impact the Company, including net operating losses and AMT credits. Under the CARES Act, the current net operating loss rules put in place under the Tax Cuts and Jobs Act (TCJA) are temporarily revised to allow losses arising in tax years 2018, 2019 and 2020 to be carried back five years. The Company carried a 2018 loss back. The net operating losses are recorded at a tax rate of 21%, the current statutory rate. The Company recognized a $311,000 tax benefit in 2020 for the rate differential between the current rate and the rate in effect in the period to which the net operating loss was carried back. The CARES Act also allows corporations to immediately claim unused AMT credits, making these fully refundable in in tax years beginning in 2018 and 2019.

The Company and its subsidiaries are currently open to examination under the statute of limitations by the Internal Revenue Service and New York State for tax years 2017-2020.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	Years Ended December 31,
	2020	2019

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	0.7%	(4.7)%
Bank owned life insurance and other permanent differences	(2.1)%	40.1%
Tax exempt income	(9.8)%	189.8%
Tax rate differential for NOL carryback	(19)%	—%
Other	2.8%	(18.3)%
Effective income tax rate	(6.3)%	227.9%

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future. The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2020 and 2019.

14.Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees, which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the periods ended December 31, 2020 and 2019, expense attributable to contributions made by the Company amounted to $63,000 and $53,000, respectively.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”). The original plan accrues benefits for employees of Generations Bank that were hired prior to October 1, 2016. A second plan was acquired with the MSL merger and covers MSL employees that were participants of that plan effective September 30, 2018. Both plans have been frozen to new employees and cover eligible Company employees at least 21 years of age and with at least one year of service. Eligible employees participate in the retirement plan on a non-contributing basis, and are fully vested after five years of service. Benefit payments to retired employees are based upon the length of service and percentages of average compensation over the employees’ service period. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

Generations Bank Plan:
(In thousands)	2020	2019
Change in benefit obligations:
Benefit obligations at beginning of year	$11,048	$9,768
Service Cost	413	377
Interest cost	448	477
Actuarial loss (gain)	946	1,575
Benefit paid	(850)	(1,149)
Benefit obligations at end of year	12,005	11,048
Change in plan assets:
Fair value of plan assets at beginning of year	16,679	14,383
Actual return on plan assets	2,222	3,038
Benefits paid	(850)	(1,149)
Employer contributions	281	407
Fair value of plan assets at end of year	18,332	16,679

Funded Status	$6,327	$5,631

Medina Savings and Loan Plan:
(In thousands)	2020	2019
Change in benefit obligations:
Benefit obligations at beginning of year	$ 3,489	$ 2,043
Service cost	28	19
Interest cost	143	100
Actuarial loss (gain)	130	434
Benefits reimbursed (paid)	(289)	893
Benefit obligations at end of year	3,501	3,489
Change in plan assets:
Fair value of plan assets at beginning of year	5,463	3,790
Actual return on plan assets	720	780
Benefits reimbursed (paid)	(289)	893
Employer contributions	-	-
Fair value of plan assets at end of year	5,894	5,463

Funded Status	$ 2,393	$ 1,974

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Amounts recognized in accumulated other comprehensive loss as of December 31 were:

Generations Bank Plan:
(In thousands)	2020	2019
Unrecognized net loss	$2,913	$2,985
Tax Effect	612	627
	$2,301	$2,358

Medina Savings and Loan Plan:
(In thousands)	2020	2019
Unrecognized net gain	$(207)	$(492)
Tax Effect	(43)	(103)
	$(164)	$(389)

The accumulated benefit obligation for the Generations Bank defined benefit pension plan was $10,481,000 and $9,792,000 at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the Medina Savings and Loan defined benefit pension plan was $3,433,000 and $3,455,000 at December 31, 2020 and 2019.

The assumptions used to determine the benefit obligations are as follows:

Generations Bank Plan:	2020	2019
Weighted average discount rate	3.550%	4.130%
Rate of increase in future compensation levels	4.000%	4.000%

Medina Savings and Loan Plan:	2020	2019
Weighted average discount rate	3.830%	4.200%
Rate of increase in future compensation levels	3.000%	3.000%

The Company elects to use an analysis of the Plans expected future cash flows and high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits to yield the discount rates shown. This method determines the interest rate used to discount the expected cash flows from the retirement plan, establishing the pension benefit obligation and the post-retirement benefit obligation at December 31st of each year.

Each discount rate was developed by matching the expected future cash flows to high quality bonds. Every bond considered has earned ratings of at least AA by Fitch Group, AA by Standard & Poor’s, or Aa2 by Moody’s Investor Services. The bonds were not callable and their price was based on the most recent market transaction in the 75 days prior to the fiscal year end. Fixed coupon and zero coupon bonds were considered.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The components of net periodic pension expense and amounts recognized in other comprehensive income are as follows for the years ended December 31:

Generations Bank Plan:
(In thousands)	2020	2019
Net periodic expenses recognized in income:
Service cost	$413	$377
Interest cost	448	477
Expected return on plan assets	(1,340)	(1,238)
Amortization of net losses	135	200
Net periodic pension benefit	(344)	(184)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	63	(225)
Amortization of net actuarial loss	(135)	(200)
Total recognized in other comprehensive income	(72)	(425)
Total recognized in net periodic pension benefit and other comprehensive income	$(416)	$(609)

Medina Savings and Loan Plan:
(In thousands)	2020	2019
Net periodic expenses recognized in income:
Service cost	$28	$19
Interest cost	143	100
Expected return on plan assets	(430)	(316)
Amortization of net gain	—	(9)
Net periodic pension benefit	(259)	(206)
Other changes in plan assets and benefit obligations
recognized in other comprehensive (income) loss:
Net actuarial gain	(160)	(30)
Amortization of net actuarial gain	—	9
Total recognized in other comprehensive income	(160)	(21)
Total recognized in net periodic pension benefit and other comprehensive income	$(419)	$(227)

The estimated amount that will be amortized from accumulated other comprehensive loss on the Generations Bank plan into net periodic expense for the year ending December 31, 2021 is $114,000 of net loss. The estimated amount that will be amortized from accumulated other comprehensive income on the Medina Savings and Loan plan into net periodic expense for the year ending December 31, 2021 is $0.

The following weighted-average assumptions were used to determine net periodic pension expense:

Generations Bank Plan:
	2020	2019
Weighted average discount rate	4.130%	4.990%
Long-term rate of return on plan assets	8.000%	8.500%
Rate of increase in future compensation levels	4.000%	4.000%

Medina Savings and Loan Plan:	2020	2019
Weighted average discount rate	4.200%	5.070%
Long-term rate of return on plan assets	8.000%	6.750%
Rate of increase in future compensation levels	3.000%	2.000%

The Bank expects to contribute $365,000 to the Generations Bank plan and $17,000 to the Medina Savings and Loan plan in 2021.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The following table shows the expected benefit payments to be paid to participants for the years indicated:

Generations Bank Plan:
(In thousands)
For the years ended December 31,
2021	$342
2022	317
2023	317
2024	363
2025	417
2026-2030	2,727

Medina Savings and Loan Plan:
(In thousands)
For the years ended December 31,
2021	$221
2022	219
2023	217
2024	213
2025	211
2026-2030	1,035

Investment Policies and Strategies

Plan assets in both plans are invested in diversified investment funds that include equity and bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in each fund’s prospectus. The Plan Sponsor determines the appropriate strategic asset allocation in accordance with the plan’s long-term investment objectives. The long-term investment objectives for both pension plans are to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow to assist in maintaining plan assets at a level that will sufficiently cover long-term obligations.

Pension plan assets measured at fair value are summarized below. Level 1 values are determined using quoted prices in active markets; Level 2 values are based on significant observable inputs; and Level 3 values are estimated based on significant unobservable inputs.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The risk/volatility in the investments of the Generations Bank pension plan and the Medina Savings and Loan pension plan are managed by maintaining a broadly diversified combination of equity and fixed income portfolios with ample diversification within each fund as well. The current target allocation of both Plans’ assets is 65% in equity securities (stock & commodity mutual funds) and 35% in debt securities (bond mutual funds).

Generations Bank Plan:	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Select Fundamental Value	$—	$1,538	$—	$1,538
(2) Select Indexed Equity A	—	2,957	—	2,957
(3) Select Blue Chip Growth	—	1,434	—	1,434
(4) Mid-Cap Value	—	972	—	972
(5) Select S&P Mid-Cap Index	—	1,398	—	1,398
(6) Select Mid-Cap Growth	—	957	—	957
(7) Small-Cap	—	1,153	—	1,153
(8) Select Small-Cap Index	—	1,268	—	1,268
(9) Developing Markets	—	781	—	781
Fixed Income:
(10) Premier Short-Duration Bond	—	836	—	836
(11) Premier Core Bond	—	1,683	—	1,683
(12) Select MetWest Total Return	—	1,663	—	1,663
(13) Select Western Strategic Bond	—	1,692	—	1,692
Total	$—	$18,332	$—	$18,332

Generations Bank Plan:	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Select Fundamental Value	$—	$1,377	$—	$1,377
(2) Select Indexed Equity A	—	2,774	—	2,774
(3) Select Blue Chip Growth	—	1,388	—	1,388
(4) Mid-Cap Value	—	864	—	864
(5) Select S&P Mid-Cap Index	—	1,204	—	1,204
(6) Select Mid-Cap Growth	—	857	—	857
(7) Small-Cap	—	1,056	—	1,056
(8) Select Small-Cap Index	—	1,050	—	1,050
(9) Developing Markets	—	702	—	702
Fixed Income:
(10) Premier Short-Duration Bond	—	777	—	777
(11) Premier Core Bond	—	1,541	—	1,541
(12) Select MetWest Total Return	—	1,538	—	1,538
(13) Select Western Strategic Bond	—	1,551	—	1,551
Total	$—	$16,679	$—	$16,679

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Medina Savings and Loan Plan:	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Select Fundamental Value	$—	$494	$—	$494
(2) Select Indexed Equity A	—	951	—	951
(3) Select Blue Chip Growth	—	461	—	461
(4) Mid-Cap Value	—	312	—	312
(5) Select S&P Mid-Cap Index	—	450	—	450
(6) Select Mid-Cap Growth	—	308	—	308
(7) Small-Cap	—	371	—	371
(8) Select Small-Cap Index	—	408	—	408
(9) Developing Markets	—	251	—	251
Fixed Income:
(10) Premier Short-Duration Bond	—	269	—	269
(11) Premier Core Bond	—	541	—	541
(12) Select MetWest Total Return	—	534	—	534
(13) Select Western Strategic Bond	—	544	—	544
Total	$—	$5,894	$—	$5,894

(1)	This fund invests in stocks of financially sound but temporarily out-of-favor companies providing above-average total return potential and selling at below average projected P/E multiples.
(2)

The fund seeks to match the performance of the S&P 500 by investing in a representative sample of the stocks in that index. The ability to match investment performance to the S&P 500 is effected by daily cash flow and expenses.

(3)

This fund invests at least 65% of assets in stocks of blue chip companies. These companies have a market capitalization of at least $200 million if included in the S&P 500 or the Dow Jones Industrial Average or $1 billion for companies not in these indices.

(4)

The investment seeks long-term capital appreciation. The fund invests, under normal circumstances, at least 80% of its net assets in equity investments of medium-capitalization companies. It invests principally in equity securities of medium-capitalization companies with market capitalizations within the range of the Russell Midcap Value Index at the time of investment.

(5)

The investment seeks to provide investment results approximating (before fees and expenses) the aggregate price and dividend performance of the securities included in the Standard & Poor’s MidCap 400® Index.

(6)

The investment seeks growth of capital over the long-term. The fund invests primarily in equity securities of mid-capitalization companies. It normally invests at least 80% of its net assets in a broadly diversified portfolio of common stocks of mid-cap companies whose earnings the sub-advisors expect to grow at a faster rate than the average company.

(7)

The fund normally invests at least 80% of net assets in securities of small-capitalization companies. It invests primarily in equity securities. The fund may invest up to 25% of net assets in foreign securities and 10% of net assets in fixed-income securities such as investment-grade debt securities, longer-term U.S. government securities and high-quality money market investments.

(8)	The investment seeks to provide investment results approximating (before fees and expenses) the aggregate price and dividend performance of the securities included in the Russell 2000® Index.
(9)

The investment seeks capital appreciation aggressively. The fund mainly invests in common stock of issuers in emerging and developing markets throughout the world and may invest up to 100% of total assets in foreign securities. It normally invests at least

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

80% of net assets, plus borrowings for investment purposes, in equity securities of issuers whose principal activities are in at least three developing markets. The fund primarily invests in companies with high growth potential.

(10)	The investment seeks to achieve a high total rate of return primarily from current income while minimizing fluctuation in capital values.
(11)

The fund invests primarily in a diversified selection of investment-grade, publicly traded bonds including corporate, mortgage-backed, and government bonds. Normally, the portfolio duration will range from four to seven years.

(12)

The investment seeks maximum total return, consistent with preservation of capital and prudent investment management. Under normal circumstances, the fund invests at least 80% of its net assets in a diversified portfolio of investment grade fixed income securities (rated Baa3 or higher by Moody’s, BBB- or higher by Standard & Poor’s, BBB- or higher by Fitch, or A-2 by S&P, P-2 by Moody’s, or F-2 by Fitch for short-term debt obligations, or, if unrated, determined by the fund’s sub-adviser, Metropolitan West Asset Management, LLC, to be of comparable quality)

(13)

The investment seeks maximum total return, consistent with preservation of capital and prudent investment management. Under normal circumstances, the fund invests at least 80% of its net assets in a diversified portfolio of investment grade fixed income securities (rated Baa3 or higher by Moody’s, BBB or higher by Standard & Poor’s, BBB- or higher by Fitch, or A-2 by S&P, P-2 by Moody’s, or F-2 by Fitch for short-term debt obligations, or, if unrated, determined by the fund’s sub-adviser, Metropolitan West Asset Management, LLC, to be of comparable quality).

Medina Savings and Loan Plan:	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities:
(1) Select Fundamental Value	$—	$907	$—	$907
(2) Select Indexed Equity A	—	450	—	450
(3) Select Blue Chip Growth	—	454	—	454
(4) Mid-Cap Value	—	282	—	282
(5) Select S&P Mid-Cap Index	—	393	—	393
(6) Select Mid-Cap Growth	—	280	—	280
(7) Small-Cap	—	341	—	341
(8) Select Small-Cap Index	—	344	—	344
(9) Developing Markets	—	229	—	229
Fixed Income:
(11) U.S. Core Bond	—	256	—	256
(12) Intermediate Duration	—	508	—	508
(12) Long Duration	—	507	—	507
(13) Money Market	—	512	—	512
Total	$—	$5,463	$—	$5,463

Determination of Long-Term Rate of Return

The long-term rate of return on assets assumption for both the Generations Bank Plan and the Medina Savings and Loan Plan were set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5 - 9% and 2 - 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, the result is an expected rate of return of 6% - 10%.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of the Company’s common stock with funds provided by a loan from the Company. The ESOP loan is repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2021 and bears interest at the Wall Street Journal prime lending rate (3.25% at December 31, 2020). Shares are released to participants proportionately as the loan is repaid and totaled 6,221 shares for the years ended December 31, 2020 and 2019. Released shares totaled 90,204 and 83,983 for the years ended December 31, 2020 and 2019, respectively. Unreleased shares totaled 3,111 and 9,332 for the years ended December 31, 2020 and 2019, respectively. ESOP expense was $54,000 and $67,000 for the years ended December 31, 2020 and 2019. At December 31, 2020, there were 3,111 shares unearned having an aggregate fair value of approximately $32,000 based on a fair value per share of $10.42. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. The maximum repurchase obligation based on 90,204 shares released and fair value of $10.42 per share is $940,000 at December 31, 2020. The maximum repurchase obligation based on 83,983 shares released and fair value of $10.51 per share is $882,667 as of December 31, 2019.

Directors’ Retirement Plan

In 2012, the Company adopted a Directors Retirement Plan for the benefit of its non-employee members of the Board of Directors.  The program is a nonqualified deferred compensation arrangement designed to comply with Internal Revenue Code Section 409A.  The Bank makes a supplemental contribution to the plan on an annual basis. The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The fair value of the securities held in the rabbi trust at December 31, 2020 were $626,000 and are included in equity investment securities.  A liability of the same amount is included in other liabilities.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as unrealized gains or losses on equity securities and a corresponding increase or decrease in directors’ fees.  The unrealized gain recorded for the year ended December 31, 2020 was $38,000.  Expense attributable to contributions made by the Company amounted to $26,000 for each of the years ended December 31, 2020 and 2019.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan was also established in 2012, for the benefit of a select group of management or highly compensated employees.  This plan is structured as an unfunded arrangement that complies with IRC Section 409A, and allows for annual supplemental contributions to the plan by the Bank.  The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The funds held at the rabbi trust are used to purchase the Company’s common stock.  The fair value of the stock held in the rabbi trust at December 31, 2020 was $283,000 and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust is $283,000 and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as compensation expense with a corresponding increase or decrease in the liability.  The unrealized gain recorded for the year ended December 31, 2020 was $38,000.The expense attributable to contributions made by the Company was $39,000 for the years ended December 31, 2020 and 2019.

15.Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank regulators could require adjustments to regulatory capital not reflected in these financial statements.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

Management believes, as of December 31, 2020 and 2019, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank category.

The Bank’s actual capital amounts and ratios December 31, 2020 and 2019 are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 Capital	$31,942	12.18%	$15,730	6.00%	$20,974	8.00%
Total Capital (to Risk-Weighted Assets)	$33,768	12.88%	$20,974	8.00%	$26,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$31,942	12.18%	$11,798	4.50%	$10,741	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$31,942	8.72%	$14,648	4.00%	$18,310	5.00%
As of December 31, 2019:
Common Equity Tier 1 Capital	$29,290	12.46%	$14,104	6.00%	$18,805	8.00%
Total Capital (to Risk-Weighted Assets)	$30,950	13.17%	$18,805	8.00%	$23,507	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$29,290	12.46%	$10,578	4.50%	$15,279	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$29,290	8.27%	$14,158	4.00%	$17,698	5.00%

16.Dividends and Restrictions

The Holding Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 15, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. The amount of retained earnings legally available under these regulations approximated $1,622,000 as of December 31, 2020. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

17.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2020.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

At December 31, 2020 and 2019, financial instruments whose contract amounts represent credit risk consist of the following:

	Year Ended December 31,
(In thousands)	2020	2019

Commitments to grant loans	$4,009	$4,847
Unfunded commitments under lines of credit	14,823	17,072
Standby letters of credit	—	400

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with fixed interest rates amounted to approximately $4.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with variable interest rates amounted to approximately $14.2 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2019 with fixed interest rates amounted to approximately $10.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2019 with variable interest rates amounted to approximately $11.8 million. These outstanding loan commitments carry current market rates.

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

Commitments to Originate and Sell one- to four-family Residential Mortgages

The Bank has entered into agreements with the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contracts call for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At December 31, 2020 and 2019, there were no open contracts.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At December 31, 2020 and 2019, the Bank had no open commitments to deliver loans.

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. There were no extension or pair-off fees paid by the Bank for the periods ended December 31, 2020 or 2019. The Bank has sold and funded $68.6 million under the MPF Program, inclusive of USDA loans, to date. The principal outstanding on loans sold under the MPF Program is $12.1 million. The Bank continues to service loans sold under the MPF Program.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $2.2 million at December 31, 2020. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $78,500 at December 31, 2020. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses. At December 31, 2020, there were four loans, one of which was a USDA mortgage, that had been sold under the MPF Program, that were past due 30 days or more and had an outstanding principal balance of approximately $239,000.

Lease Commitments

As part of the MSL merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease is set to expire on May 31, 2021. Lease expense, since the merger, is included in occupancy expense and was $41,000 for the year ending December 31, 2020 and $45,000 for December 31, 2019.

Future minimum lease commitments under the operating lease are as follows:

December 31,
2020
(In thousands)
2021	46
2022	19
$65

The lease contains an option to extend for additional periods, which are not included in the commitments above. There are no plans to renew this lease.

18.Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York, but we have now expanded our market footprint to include Orleans County, located Northwest of the Finger Lakes, and diversified our loan portfolio with loan purchased from areas outside of the local region. See notes 4, 5 and 17 to the consolidated financial statements that discuss the types of securities that the Company invests in, the types of lending the Company engages in and commitments outstanding. The Company does not have any significant concentrations in any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $250,000 federally insured deposit limits. At December 31, 2020 and December 31, 2019, the Company’s cash accounts did not materially exceed federally insured limit of $250,000. At December 31, 2020 and 2019, the Company held $21,491,000 and $2,568,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are not subject to FDIC limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

Impact of COVID-19 on the Company:  In March 2020, the COVID-19 coronavirus was identified as a global pandemic and began affecting the health of large populations around the world.  As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company as well as the Company's customers.  In response to economic concerns over COVID-19, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law by Congress.  The CARES Act included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic.  The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.  The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers.  Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR) until January 1, 2022.  The Company has taken advantage of this provision to extend certain

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

payment modifications to loan customers in need.  As of December 31, 2020, the Company has no loans outstanding loans that were modified during 2020 under the CARES Act guidance, that remain on modified terms.  The Company modified other loans during 2020 under the guidance that have since returned to normal repayment status as of December 31, 2020.  The CARES Act also approved the Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA) with funding provided by financial institutions.  The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021.  The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the customer.  The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan.  The Company originated approximately $10.0 million in PPP loans during 2020, of which approximately $4.9 million are still outstanding at December 31, 2020.

19.Related Party Transactions

Certain officers, directors and their affiliates are engaged in transactions with the Bank in the ordinary course of business. It is the Bank’s policy that all related party transactions are conducted at “arm’s length” and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.

The following is a summary of the loans made to officers, directors and their affiliates for the periods ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019

Beginning balance	$2,755	$2,224
Originations	408	1,334
Payments and change in status	(636)	(803)
Ending balance	$2,527	$2,755

The aggregate amount of deposits owned by related parties was $1.6 million and $1.5 million at and December 31, 2020 and 2020.

20.Revenue from Contracts with Customers

The majority of the Company’s revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as loans and investment securities, which are presented in our consolidated statements of income as components of net interest income. All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income.

The following table presents revenues subject to Topic 606 for the periods ended December 31, 2020 and 2019, respectively.

	Year Ended
	December 31,
(In thousands)	2020	2019

Service charges on deposit accounts	$588	$730
Debit card interchange and surcharge income	760	731
E-commerce income	20	23
Investment services income	88	284
Insurance commission and fees	755	793
Loan servicing fees	124	171
	$2,335	$2,732

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

E-commerce income: The Company earns fees for merchant transaction processing services provided to its business customers by a third party service provider. Fees are also earned for credit cards provided to its consumer and business customers by a third party provider. The fees represent a percentage of the monthly transaction activity net of related costs, and are received from the service providers on a monthly basis.

Investment services income: The Company earns fees from investment brokerage services provided to its customers by an employee who acts as an agent for a third-party service provider, Cadaret Grant. The Company receives commissions from Cadaret Grant on a monthly basis based upon customer activity and balances held for the month. The Company employs the agent that arranges the relationship between the customer and the brokerage service provider. Investment brokerage commissions are presented gross based on the commission percentage earned. All related costs are recorded as operating expense.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

21. Accumulated Other Comprehensive Loss

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the year ended December 31, 2020 and 2019.

	December 31,		Affected Line Item in the
(In thousands)	2020	2019	Consolidated Statement of Income
Available-for-sale securities:
Realized gain on sale of securities	($ 1,071)	$ 274	Net gain on sale of securities
Tax effect	225	(58)	Benefit for income taxes
	($ 846)	$ 216	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$ 135	$ 191	Compensation and benefits
Tax effect	(28)	(40)	Benefit for income taxes
	$ 107	$ 151	Net income

22.Fair Value Disclosures

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended December 31, 2020 and 2019.

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at December 31, 2020 and December 31, 2019.

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Borrowings: Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt: The carrying value is deemed to approximate the fair value.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$26,830	$26,830	$—	$—	$26,830
Securities available-for-sale	17,926	—	14,752	3,174	17,926
Securities held-to-maturity	1,480	—	1,510	—	1,510
Equity securities	661	661	—	—	661
Loans receivable	285,640	—	—	280,887	280,887
Federal Home Loan Bank of New York stock	1,992	—	1,992	—	1,992
Accrued interest receivable	1,179	1,179	—	—	1,179

Financial liabilities:
Deposits	$309,546	$97,418	$—	$213,757	$311,175
Long-term borrowings	27,628	—	30,053	—	30,053
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	52	52	—	—	52

	December 31, 2019
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$13,448	$13,448	$—	$—	$13,448
Securities available-for-sale	30,627	—	28,115	2,512	30,627
Securities held-to-maturity	2,078	—	2,110	—	2,110
Equity securities	2,579	2,579	—	—	2,579
Loans receivable	259,620	—	—	262,929	262,929
Federal Home Loan Bank of New York stock	2,267	—	2,267	—	2,267
Accrued interest receivable	1,215	1,215	—	—	1,215

Financial liabilities:
Deposits	$283,338	$65,623	$—	$218,004	$283,627
Long-term borrowings	31,448	—	32,874	—	32,874
Subordinated debt	735	—	735	—	735
Accrued interest payable	104	104	—	—	104

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

The following tables summarize assets measured at fair value on a recurring basis at December 31, 2020 and 2019, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$39	$—	$39
Municipal bonds	—	14,713	3,174	17,887
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	626	—	—	626
Total investment securities	$661	$14,752	$3,174	$18,587

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$50	$—	$50
Municipal bonds	—	28,065	2,512	30,577
Equity investment securities:
Large cap equity mutual fund	31	—	—	31
Other mutual funds	2,548	—	—	2,548
Total investment securities	$2,579	$28,115	$2,512	$33,206

The Changes in Level 3 assets measured at estimated fair value on recurring basis during the years ended December 31, 2020 and 2019 were as follows:

Investment
(In thousands)	Securities

Balance - January 1, 2020	$2,512
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	116
Purchases	2,007
Principal payments/maturities	(1,461)
Sales	—
Balance - December 31, 2020	$3,174

Investment
(In thousands)	Securities
Balance - January 1, 2019	$—
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases	2,528
Principal payments/maturities	(16)
Sales	—
Balance - December 31, 2019	$2,512

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

The following tables summarize assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019 segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,663	$1,663
Foreclosed real estate & repossessed assets	—	—	45	45

	December 31, 2019
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$565	$565
Foreclosed real estate & repossessed assets	—	—	70	70

There have been no transfers of assets in or out of any fair value measurement level.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
1-4 family residential		Costs to Sell	5% - 15% (10)%

Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Commercial real estate		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Impaired loans -	USDA Guarantee	Government guaranteed portion	20% (20)%
Other commercial and industrial

Foreclosed real estate and repossessed assets	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

23.Parent Company Only Financial Information

The following presents the condensed financial information pertaining only to Seneca-Cayuga Bancorp, Inc. as of and for the periods ended December 31, 2020 and 2019:

Statements of Condition	December 31,
(In thousands)	2020	2019

Assets
Cash and cash equivalents	$113	$172
Securities available-for-sale, at fair value	635	8
Investment in bank subsidiary	32,167	29,603
Note receivable - ESOP	41	120
Other assets	927	—
Total assets	$33,883	$29,903
Liabilities and Shareholders' Equity
Due to Bank	$1,851	$582
Subordinated debt	1,235	735
Deferred tax liability	72	272
Other liabilities	839	83
Shareholders' equity	29,886	28,231
Total liabilities and shareholders' equity	$33,883	$29,903

	Year Ended
Statements of Income	December 31,
(In thousands)	2020	2019

Income
Dividends from bank subsidiary	$—	$—
Dividends from securities available-for-sale	6	1
Interest income	—	11
Gain on merger with Medina Savings and Loan Association	—	—
Other noninterest income	40	1
Total income	46	13
Expenses
Interest expense	84	81
Other expenses	251	99
Total expenses	335	180
Loss before taxes and equity in undistributed net income (loss) of
bank subsidiary	(289)	(167)
Income tax benefit	(274)	(155)
Loss before equity in undistributed net income of bank subsidiary	(15)	(12)
Equity in undistributed net income of bank subsidiary	1,763	99
Net income	$1,748	$87

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

	Year Ended
Statements of Cash Flows	December 31,
(In thousands)	2020	2019

Operating Activities
Net income (loss)	$1,748	$87
Equity in undistributed net income of bank subsidiary	(1,763)	(99)
Unrealized gain loss equity security	(39)
Net change in other assets	(927)	6
Net change in other liabilities	(322)	(182)
Net cash (used in) operating activities	(1,303)	(188)
Investing Activities
Capital Infusion in Subsidiary	(500)
Repayments received on ESOP note	79	76
Net cash (used in) provided by investing activities	(421)	76
Financing activities
Net proceeds from (repayment of) advances on note payable	1,269	22
Treasury stock purchases	(41)	(41)
Advances from Sub-Debt	500
MHC Merger	(63)	—
Net cash provided by (used in) financing activities	1,665	(19)
Net change in cash and cash equivalents	(59)	(131)
Cash and cash equivalents at beginning of year	172	303
Cash and cash equivalents at end of year	$113	$172

24.Segment Information

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

Seneca-Cayuga Bancorp, Inc.

Notes to Consolidated Financial Statements

For the years Ended

December 31, 2020 and December 31, 2019

Information about the segments is presented in the following table as of and for the years ended and December 31, 2020 and 2019:

	Year Ended December 31,
	2020				2019

	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$10,011	$—	$480	$10,491	$9,553	$21	$28	$9,602
Provision for loan losses	480	—	—	480	360	—	—	360
Net interest income after provision for loan losses	9,531	—	480	10,011	9,193	21	28	9,242
Total noninterest income	2,718	762	480	3,960	2,736	811	—	3,547
Compensation and benefits	(5,176)	(389)	(56)	(5,621)	(5,669)	(412)	(56)	(6,137)
Other noninterest expense	(6,418)	(158)	(130)	(6,706)	(6,412)	(242)	(66)	(6,720)
(Loss) income before income taxes	655	215	774	1,644	(152)	178	(94)	(68)
Benefit for income taxes	(112)	—	8	(104)	(155)	—	—	(155)
Net (loss) income	$767	$215	$766	$1,748	$3	$178	$(94)	$87
Total assets	$373,198	$1,452	$16,886	$391,536	$367,707	$2,328	$46,067	$416,102

The following represents a reconciliation of the Company’s reported segment assets:

	At
	December 31,	At December 31,
(In thousands)	2020	2019

Total assets for reportable segments	$391,536	$416,102
Elimination of intercompany balances	(18,522)	(68,553)
Consolidated total assets	$373,014	$347,549

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

25.Subsequent Events

The Company has evaluated subsequent events through March 29, 2021, which is the date the consolidated financial statements were available for issuance.

In February 2021 the Company paid all remaining subordinated debt that was outstanding at December 31, 2020.

On January 12, 2021, the Holding Company converted from the mutual holding company structure to a fully public stock holding company structure.   Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the conversion.  Generations Bancorp sold 1,477,575 of its common stock in a stock offering, representing the Mutual Holding Company’s ownership interest in the Holding Company, for gross offering proceeds of $14.8 million and net proceeds of $13.3 million.  In addition, existing shareholders of the Holding Company had their shares exchanged for shares of Generations Bancorp pursuant to an exchange ratio.  As a result of the conversion, the Mutual Holding Company and the Holding Company ceased to exist and Generations Bank became the wholly owned subsidiary of Generations Bancorp.