Form 10-K/A
period 2020-12-31
Generations Bancorp NY, Inc.
filed 2021-04-12
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39883

Generations Bancorp NY, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	85-3659943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 East Bayard Street, Seneca Falls, New York	13148
(Address of principal executive offices)	(Zip code)

(315) 568-5855

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbols	Name of exchange on which registered
Common Stock, par value $0.01 per share GBNY	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

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

There was no outstanding voting common equity of the Registrant as of June 30, 2020. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 13, 2021 ($10.09), the first date of trading in the common stock, was approximately $25.7 million.

As of March 25, 2021 there were 2,551,940 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE

Generations Bancorp NY, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 29, 2021. The Form 10-K/A is being filed to correct an inadvertent error in the Loan Delinquencies Table appearing on page 20 of the Form 10-K/A. Other than the revisions to this table, the Form 10-K remains unchanged.

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

Our business consists primarily of taking deposits from the general public and, through our commercial bank subsidiary, Generations Commercial Bank, from New York State and County municipalities and agencies, and investing those deposits, together with borrowings and funds generated from operations, in the origination and purchase of one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans and manufactured home loans. To a lesser extent, we originate commercial real estate and multifamily loans, commercial business loans and residential and commercial construction loans. Most of our one- to four-

family residential real estate loans are originated to borrowers in our market area. To diversify our loan portfolio more geographically, we purchase loans that have been originated outside of the region, including automobile loans, recreational vehicle loans and manufactured home loans originated in throughout the United States. We also invest in securities, which currently consist primarily of municipal bonds issued by states, local municipalities and schools in the Northeastern United States, and to a far lesser extent mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. Additionally, through our subsidiary, Generations Agency, Inc., we provide insurance as well as certain other financial products.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

At December 31, 2020

	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,307	$ 3,245	$ 6,552
Construction	-	-	-
	3,307	3,245	6,552
Commercial loans:
Real estate - nonresidential	132	1,103	1,235
Real estate - multi-family	-	42	42
Construction	-	-	-
Other commercial and industrial	154	688	842
	286	1,833	2,119
Consumer loans:
Home equity and junior liens	167	102	269
Manufactured homes	1,384	75	1,459
Automobile	209	33	242
Student	-	-	-
Recreational Vehicle	259	-	259
Other consumer	7	31	38
	2,026	241	2,267
Total loans	$ 5,619	$ 5,319	$ 10,938

At December 31, 2019
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 5,369	$ 2,259	$ 7,628
Construction	-	-	-
	5,369	2,259	7,628
Commercial loans:
Real estate - nonresidential	1,738	912	2,650
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	564	73	637
	2,302	985	3,287
Consumer loans:
Home equity and junior liens	225	154	379
Manufactured homes	262	-	262
Automobile	261	54	315
Student	35	-	35
Recreational Vehicle	-	-	-
Other consumer	78	-	78
	861	208	1,069
Total loans	$ 8,532	$ 3,452	$ 11,984

At December 31, 2018
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 6,141	$ 1,677	$ 7,818
Construction	-	-	-
	6,141	1,677	7,818
Commercial loans:
Real estate - nonresidential	2,614	859	3,473
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	1,637	196	1,833
	4,251	1,055	5,306
Consumer loans:
Home equity and junior liens	143	124	267
Manufactured homes	423	-	423
Automobile	398	64	462
Student	27	8	35
Recreational Vehicle	-	-	-
Other consumer	115	24	139
	1,106	220	1,326
Total loans	$ 11,498	$ 2,952	$ 14,450

At December 31, 2017
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,472	$ 1,274	$ 4,746
Construction	-	-	-
	3,472	1,274	4,746
Commercial loans:
Real estate - nonresidential	2,544	617	3,161
Real estate - multi-family	-	-	-
Construction	-	-	-
Other commercial and industrial	131	1,952	2,083
	2,675	2,569	5,244
Consumer loans:
Home equity and junior liens	154	46	200
Manufactured homes	647	-	647
Automobile	1,058	281	1,339
Student	-	-	-
Recreational Vehicle	-	-	-
Other consumer	6	1	7
	1,865	328	2,193
Total loans	$ 8,012	$ 4,171	$ 12,183

At December 31, 2016
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
1-4 family first-lien	$ 3,789	$ 1,122	$ 4,911
Construction	-	-	-
	3,789	1,122	4,911
Commercial loans:
Real estate - nonresidential	1,661	666	2,327
Real estate - multi-family	169	-	169
Construction	-	-	-
Other commercial and industrial	122	1,642	1,764
	1,952	2,308	4,260
Consumer loans:
Home equity and junior liens	108	92	200
Manufactured homes	339	-	339
Automobile	1,442	651	2,093
Student	-	-	-
Recreational Vehicle	-	-	-
Other consumer	16	-	16
	1,905	743	2,648
Total loans	$ 7,646	$ 4,173	$ 11,819

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollar in Thousands)
Deposit type:
Non-Interest- bearing checking..	$ 65,673	21.2%	0%	$ 38,098	13.4%	0%	$ 38,501	14.8%	0%
Interest-bearing checking	31,745	10.3%	0.17	27,525	9.7%	0.07	26,228	10.1%	0.1
Money market	26,334	8.5%	0.35	24,861	8.8%	0.6	21,732	8.3%	0.56
Savings	102,307	33.1%	0.05	85,300	30.1%	0.86	91,911	35.3%	0.18
Certificates of deposit	83,487	27.0%	1.06	107,554	38.0%	2.01	82,071	31.5%	1.5

Total deposits	$ 309,546	100%		$ 283,338	100%		$ 260,443	100%

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: April 9, 2021	By:	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer, Principal Financial Officer and Director
(Duly Authorized Representative)