Form 10-Q
period 2021-03-31
Generations Bancorp NY, Inc.
filed 2021-05-12
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-39883

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

2,551,940 shares of the Registrant common stock, par value $0.01 per share, were issued and outstanding as of May 12, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS:
Cash and due from banks	$3,517	$4,168
Interest earning deposits	21,455	22,662
Total cash and cash equivalents	24,972	26,830
Investment securities available-for-sale, at fair value	32,774	17,926
Investment securities held-to-maturity (fair value 2021-$1,424, 2020-$1,510)	1,390	1,480
Equity investment securities, at fair value	309	661
Federal Home Loan Bank stock, at cost	1,868	1,992
Loans	284,248	287,461
Less: Allowance for loan losses	1,881	1,821
Loans receivable, net	282,367	285,640
Premises and equipment, net	16,640	16,743
Bank-owned life insurance	7,809	7,777
Pension plan asset	9,329	8,720
Foreclosed real estate & repossessed assets	45	45
Goodwill	792	792
Intangible assets, net	832	848
Accrued interest receivable	1,299	1,179
Other assets	1,514	2,381
Total assets	$381,940	$373,014

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$56,876	$65,673
Interest-bearing	254,068	243,873
Total deposits	310,944	309,546
Long-term borrowings	25,307	27,628
Subordinated debt	—	1,235
Advances from borrowers for taxes and insurance	1,773	2,595
Other liabilities	1,969	2,124
Total liabilities	339,993	343,128
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 and 9,000,000 shares authorized in 2021 and 2020, respectively; 2,458,401 and 2,546,836 shares issued in 2021 and 2020, respectively; and 2,458,401 and 2,458,580 shares outstanding in 2021 and 2020 respectively (1)	26	26
Additional paid in capital	24,468	11,954
Retained earnings	20,609	20,256
Accumulated other comprehensive loss	(1,405)	(1,415)
Treasury stock, at cost; 88,256 shares in 2020(1)	—	(614)
Stock held in rabbi trust	(627)	(290)
Unearned ESOP shares, at cost	(1,124)	(31)
Total shareholders' equity	41,947	29,886
Total liabilities and shareholders' equity	$381,940	$373,014

(1)    Shares amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the .9980 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020

Interest and dividend income:
Loans, including fees	$3,109	$2,972
Debt and equity securities:
Taxable	84	25
Tax-exempt	101	247
Interest-earning deposits	4	10
Other	23	38
Total interest income	3,321	3,292
Interest expense:
Deposits	347	655
Short-term borrowings	—	2
Long-term borrowings	122	154
Subordinated debt	9	14
Total interest expense	478	825
Net interest income	2,843	2,467
Provision for loan losses	135	90
Net interest income after provision for loan losses	2,708	2,377
Noninterest income:
Banking fees and service charges	374	390
Mortgage banking income, net	13	12
Insurance commissions	174	216
Investment services commissions	—	57
Earnings on bank-owned life insurance	32	33
Unrealized losses on equity securities	(15)	(248)
Other charges, commissions & fees	34	25
Total noninterest income	612	485
Noninterest expense:
Compensation and benefits	1,259	1,504
Occupancy and equipment	520	528
Service charges	503	481
Regulatory assessments	95	65
Professional and other services	139	142
Advertising	108	108
Other expenses	264	300
Total noninterest expenses	2,888	3,128
Income before income tax benefit	432	(266)
Expense (benefit) for income taxes	79	(276)
Net income	353	10
Net income available to common shareholders	$353	$10
Basic and diluted earnings per common share	$0.15	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020

Net income	$353	$10
Other comprehensive income, before tax:
Unrealized gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(16)	426
Net unrealized (losses) gains on securities available-for-sale	(16)	426
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	29	34
Net change in defined benefit pension plan asset	29	34
Other comprehensive income before tax	13	460
Tax effect	(3)	(97)
Other comprehensive income net of tax	10	363
Total comprehensive income	$363	$373

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated			Stock
		Additional		Other		Unearned	Held by
	Common	Paid in	Retained	Comprehensive	Treasury	ESOP	Rabbi
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Shares	Trust	Total
Balance, January 1, 2021	$26	$11,954	$20,256	$(1,415)	(614)	$(31)	$(290)	$29,886
Net income	—	—	353	—	—	—	—	353
Proceeds from issuance of 1,477,575 shares of commons stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,128	—	—	—	(1,104)	—	12,024
Treasury Stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive income	—	—	—	10	—	—	—	10
Purchase of common stock for SERPs	—	—	—	—	—	—	(337)	(337)
ESOP shares committed to be released (1,126 shares)	—	—	—	—	—	11	—	11
Balance, March 31, 2021	$26	$24,468	$20,609	$(1,405)	$—	$(1,124)	$(627)	$41,947

Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	$(573)	$(93)	$—	$28,231
Net income	—	—	10	—	—	—	—	10
Other comprehensive income	—	—	—	363	—	—	—	363
Repurchase of common stock	—	—	—	—	(42)	—	—	(42)
ESOP shares committed to be released (6,221 shares)	—	5	—	—	—	15	—	20
Balance, March 31, 2020	$26	$11,967	$18,581	$(1,299)	$(615)	$(78)	$—	$28,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$353	$10
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	135	90
Deferred income tax (benefit)	79	(276)
Unrealized losses (gains) on sales of:
Equity securities	15	248
Write-down of other real estate owned to fair value	—	5
Depreciation	259	266
Amortization of intangible asset	16	16
Amortization of fair value adjustment to purchased loan portfolio	(17)	(17)
ESOP expense	11	20
Amortization of deferred loan costs	26	29
Earnings on bank-owned life insurance	(32)	(33)
Change in pension plan assets	(580)	(432)
Net amortization of premiums and discounts on investment securities	21	(8)
Net change in accrued interest receivable	(120)	(194)
Net change in other assets and liabilities	(192)	387
Net cash provided by (used in) operating activities	(26)	111
INVESTING ACTIVITIES
Purchase of equity investment securities	—	(1)
Purchase of investment securities available-for-sale	(15,734)	(848)
Net proceeds from the redemption (purchase of) of Federal Home Loan Bank stock	124	(134)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	851	850
Held-to-maturity investment securities	88	175
Proceeds from sale of:
Real estate and repossessed assets acquired	10	42
Net change in loans	3,119	(4,325)
Purchase of premises and equipment	(156)	(80)
Net cash used in investing activities	(11,698)	(4,321)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	1,809	2,043
Net change in time deposits	(411)	(3,710)
Net change in brokered time deposits	—	53
Payments on long-term borrowings	(2,321)	(2,350)
Repayment from subordinated debt offering	(1,235)	(735)
Proceeds from long-term borrowings	—	6,000
Net proceeds from stock offering and conversion	13,128	—
Purchase of common stock for ESOP	(1,104)	—
Repurchase of common stock	—	(42)
Net cash provided by financing activities	9,866	1,259
Increase in cash and cash equivalents	(1,858)	(2,951)
Cash and cash equivalents at beginning of period	26,830	13,448
Cash and cash equivalents at end of period	$24,972	$10,497
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$550	$895
Transfer of loans to foreclosed real estate	10	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly-owned subsidiary of Seneca-Cayuga, and The Seneca Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the (“MHC”) for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

Generations Bank (the “Bank”) is a federal savings bank headquartered in Seneca Falls, New York.  We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State.

Generations Commercial Bank (the “Commercial Bank”), is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing NYS municipal law,  and is a wholly owned subsidiary of the Bank.

The Bank maintains its executive offices and main retail location in Seneca Falls, New York, with retail offices in Waterloo, Geneva, Auburn, Union Springs, Phelps, Farmington, Medina and Albion, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in loans secured by one- to four-family residential real estate, commercial real estate, business or personal assets and in investment securities.  The Bank also offers financial and investments services to its customers through licensed third parties.

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly-owned subsidiary.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

Certain prior period data presented in the consolidated financial statements have been reclassified to conform with current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Income (Loss)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Income (Loss)

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive loss before reclassifications	(13)	—	(13)
Amounts reclassified from AOCI to the income statement	—	23	23
Net current-period other comprehensive income (loss)	(13)	23	10
Balance, March 31, 2021	$710	$(2,115)	$(1,405)

Balance, January 1, 2019	$658	$(2,320)	$(1,662)
Other comprehensive gain before reclassifications	336	—	336
Amounts reclassified from AOCI to the income statement	—	27	27
Net current-period other comprehensive income	336	27	363
Balance, March 31, 2020	$994	$(2,293)	$(1,299)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	For years Ended
	March 31,		Affected Line Item in the
(In thousands)	2021	2020	Statement of Income

Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$29	$34	Compensation and benefits
Tax effect(2)	(6)	(7)	Benefit for income taxes
	$23	$27	Net income

(2)     Amounts in parentheses indicate reductions of net income.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,360,000 and 2,451,0001, for the three months ended March 31, 2021 and 2020. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

4.Securities

Investments in securities available-for-sale, held-to-maturity and equity are summarized as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$37	$1	$(1)	$37
Corporate bonds	14,894	238	(109)	15,023
State and political subdivisions	16,943	877	(106)	17,714
Total securities available-for-sale	$31,874	$1,116	$(216)	$32,774

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,390	$37	$(3)	$1,424
Total securities held-to-maturity	$1,390	$37	$(3)	$1,424

Equity securities:
Large cap equity mutual fund	$38			$38
Other mutual funds	271			271
Total of equity securities	$309			$309

1 Shares amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 0.9980 exchange ration applied in the conversion offering (see Note 1)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$39	$1	$(1)	$39
State and political subdivisions	16,971	917	(1)	17,887
Total securities available-for-sale	$17,010	$918	$(2)	$17,926

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	1,480	33	(3)	1,510
Total securities held-to-maturity	$1,480	$33	$(3)	$1,510

Equity securities:
Large cap equity mutual fund	$35			$35
Other mutual funds	626			626
Total of equity securities	$661			$661

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	March 31, 2021
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$23	$(1)	$2	$—	$25	$(1)
Corporate bonds	8,665	(109)	—	—	8,665	(109)
State and political subdivisions	4,755	(106)	—	—	4,755	(106)
Total securities available-for-sale	$13,443	$(216)	$2	$—	$13,445	$(216)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$134	$(2)	$85	$(1)	$219	$(3)
Total securities held-to-maturity	$134	$(2)	$85	$(1)	$219	$(3)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$24	$(1)	$2	$—	$26	$(1)
State and political subdivisions	1,066	(1)	—	—	1,066	(1)
Total securities available-for-sale	$1,090	$(2)	$2	$—	$1,092	$(2)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$150	$(1)	$97	$(1)	$247	$(2)
Total securities held-to-maturity	$150	$(1)	$97	$(1)	$247	$(2)

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

Eleven government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of March 31, 2021.  The securities were issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $700 or less.

There are eighteen bond issues held by the Bank that have an unrealized loss as of March 31, 2021.  The bonds are issued by well-established corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at March 31, 2021, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	March 31, 2021
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$124	$125	$—	$—
Due over one year through five years	3,374	3,386	—	—
Due over five through ten years	6,348	6,509	—	—
Due after ten years	21,991	22,717	—	—
	31,837	32,737	—	—
Residential mortgage-backed securities	37	37	1,390	1,424
Total	$31,874	$32,774	$1,390	$1,424

There were no gross realized gains (losses) on sales and redemptions of available-for sale securities for the three months March 31, 2021 and 2020.

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Securities with a fair value of $6,966,965 and $6,969,058 were pledged to collateralize certain deposit arrangements at March 31, 2021 and December 31, 2020 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	March 31,	December 31,
(In thousands)	2021	2020

Originated Loans
Residential mortgages:
One-to-four family	$110,040	$113,254
	110,040	113,254
Commercial loans:
Real estate - nonresidential	22,520	22,812
Multi-family	2,331	5,125
Commercial business	19,266	20,178
	44,117	48,115
Consumer:
Home equity and junior liens	9,202	9,981
Manufactured homes	46,608	44,347
Automobile	22,421	21,469
Student	2,304	2,259
Recreational vehicle	17,043	14,557
Other consumer	4,245	4,081
	101,823	96,694
Total originated loans	255,980	258,063
Net deferred loan costs	12,658	11,854
Less allowance for loan losses	(1,881)	(1,821)
Net originated loans	$266,757	$268,096

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31,	December 31,
(In thousands)	2021	2020

Acquired Loans
Residential mortgages:
One-to-four family	$12,493	$14,102
	12,493	14,102
Commercial loans:
Real estate - nonresidential	1,885	1,942
Commercial business	310	327
	2,195	2,269
Consumer:
Home equity and junior liens	1,163	1,406
Other consumer	163	190
	1,326	1,596
Total acquired loans	16,014	17,967
Net deferred loan costs	(65)	(67)
Fair value credit and yield adjustment	(339)	(356)
Net acquired loans	$15,610	$17,544

	March 31,	December 31,
(In thousands)	2021	2020

Total Loans
Residential mortgages:
One-to-four family	$122,533	$127,356
	122,533	127,356
Commercial loans:
Real estate - nonresidential	24,405	24,754
Multi-family	2,331	5,125
Commercial business	19,576	20,505
	46,312	50,384
Consumer:
Home equity and junior liens	10,365	11,387
Manufactured homes	46,608	44,347
Automobile	22,421	21,469
Student	2,304	2,259
Recreational vehicle	17,043	14,557
Other consumer	4,408	4,271
	103,149	98,290
Total Loans	271,994	276,030
Net deferred loan costs	12,593	11,787
Fair value credit and yield adjustment	(339)	(356)
Less allowance for loan losses	(1,881)	(1,821)
Loans receivable, net	$282,367	$285,640

Generations Bancorp NY, Inc.

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

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system:

March 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One-to-four family	$106,706	$943	$2,391	$—	$110,040
	106,706	943	2,391	—	110,040
Commercial loans:
Real estate - nonresidential	15,419	4,568	2,533	—	22,520
Multi-family	2,331	—	—	—	2,331
Commercial business	16,360	825	2,081	—	19,266
	34,110	5,393	4,614	—	44,117
Consumer:
Home equity and junior liens	9,042	92	68	—	9,202
Manufactured homes	46,608	—	—	—	46,608
Automobile	22,381	17	23	—	22,421
Student	2,304	—	—	—	2,304
Recreational vehicle	17,043	—	—	—	17,043
Other consumer	4,237	3	5	—	4,245
	101,615	112	96	—	101,823
Total originated loans	$242,431	$6,448	$7,101	$—	$255,980

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans
Residential mortgages:
One-to-four family	$12,065	$142	$286	$—	$12,493
	12,065	142	286	—	12,493
Commercial loans:
Real estate - nonresidential	1,885	—	—	—	1,885
Commercial business	310	—	—	—	310
	2,195	—	—	—	2,195
Consumer:
Home equity and junior liens	1,128	—	35	—	1,163
Other consumer	161	—	2	—	163
	1,289	—	37	—	1,326
Total acquired loans	$15,549	$142	$323	$—	$16,014

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans
Residential mortgages:
One-to-four family	$118,771	$1,085	$2,677	$—	$122,533
	118,771	1,085	2,677	—	122,533
Commercial loans:
Real estate - nonresidential	17,304	4,568	2,533	—	24,405
Multi-family	2,331	—	—	—	2,331
Commercial business	16,670	825	2,081	—	19,576
	36,305	5,393	4,614	—	46,312
Consumer:
Home equity and junior liens	10,170	92	103	—	10,365
Manufactured homes	46,608	—	—	—	46,608
Automobile	22,381	17	23	—	22,421
Student	2,304	—	—	—	2,304
Recreational vehicle	17,043	—	—	—	17,043
Other consumer	4,398	3	7	—	4,408
	102,904	112	133	—	103,149
Total loans	$257,980	$6,590	$7,424	$—	$271,994

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans
Residential mortgages:
One-to-four family	$109,752	$627	$2,875	$—	$113,254
	109,752	627	2,875	—	113,254
Commercial loans:
Real estate - nonresidential	15,597	4,433	2,782	—	22,812
Multi-family	5,083	—	42	—	5,125
Commercial business	17,009	842	2,327	—	20,178
	37,689	5,275	5,151	—	48,115
Consumer:
Home equity and junior liens	9,923	—	58	—	9,981
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,046	4	31	—	4,081
	96,459	38	197	—	96,694
Total originated loans	$243,900	$5,940	$8,223	$—	$258,063

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans
Residential mortgages:
One-to-four family	$13,669	$63	$370	$—	$14,102
	13,669	63	370	—	14,102
Commercial loans:
Real estate - nonresidential	1,942	—	—	—	1,942
Commercial business	327	—	—	—	327
	2,269	—	—	—	2,269
Consumer:
Home equity and junior liens	1,362	—	44	—	1,406
Other consumer	190	—	—	—	190
	1,552	—	44	—	1,596
Total acquired loans	$17,490	$63	$414	$—	$17,967

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans
Residential mortgages:
One-to-four family	$123,421	$690	$3,245	$—	$127,356
	123,421	690	3,245	—	127,356
Commercial loans:
Real estate - nonresidential	17,539	4,433	2,782	—	24,754
Multi-family	5,083	—	42	—	5,125
Commercial business	17,336	842	2,327	—	20,505
	39,958	5,275	5,151	—	50,384
Consumer:
Home equity and junior liens	11,285	—	102	—	11,387
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,236	4	31	—	4,271
	98,011	38	241	—	98,290
Total loans	$261,390	$6,003	$8,637	$—	$276,030

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	March 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One-to-four family	$2,043	$268	$2,391	$4,702	$105,338	$110,040
	2,043	268	2,391	4,702	105,338	110,040
Commercial loans:
Real estate - nonresidential	208	66	869	1,143	21,377	22,520
Multi-family	—	—	—	—	2,331	2,331
Commercial business	436	55	561	1,052	18,214	19,266
	644	121	1,430	2,195	41,922	44,117
Consumer loans:
Home equity and junior liens	33	74	68	175	9,027	9,202
Manufactured homes	278	116	—	394	46,214	46,608
Automobile	140	32	23	195	22,226	22,421
Student	—	—	—	—	2,304	2,304
Recreational vehicle	123	—	—	123	16,920	17,043
Other consumer	42	3	3	48	4,197	4,245
	616	225	94	935	100,888	101,823
Total originated loans	$3,303	$614	$3,915	$7,832	$248,148	$255,980

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans
Residential mortgage loans:
One-to-four family	$139	$28	$286	$453	$12,040	$12,493
	139	28	286	453	12,040	12,493
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,885	1,885
Commercial business	—	—	—	—	310	310
	—	—	—	—	2,195	2,195
Consumer loans:
Home equity and junior liens	4	—	35	39	1,124	1,163
Other consumer	—	—	2	2	161	163
	4	—	37	41	1,285	1,326
Total acquired loans	$143	$28	$323	$494	$15,520	$16,014

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans
Residential mortgage loans:
One-to-four family	$2,182	$296	$2,677	$5,155	$117,378	$122,533
	2,182	296	2,677	5,155	117,378	122,533
Commercial loans:
Real estate - nonresidential	208	66	869	1,143	23,262	24,405
Multi-family	—	—	—	—	2,331	2,331
Commercial business	436	55	561	1,052	18,524	19,576
	644	121	1,430	2,195	44,117	46,312
Consumer loans:
Home equity and junior liens	37	74	103	214	10,151	10,365
Manufactured homes	278	116	—	394	46,214	46,608
Automobile	140	32	23	195	22,226	22,421
Student	—	—	—	—	2,304	2,304
Recreational vehicle	123	—	—	123	16,920	17,043
Other consumer	42	3	5	50	4,358	4,408
	620	225	131	976	102,173	103,149
Total loans	$3,446	$642	$4,238	$8,326	$263,668	$271,994

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans
Residential mortgage loans:
One-to-four family	$2,345	$691	$2,875	$5,911	$107,343	$113,254
	2,345	691	2,875	5,911	107,343	113,254
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	21,577	22,812
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	—	688	827	19,351	20,178
	205	66	1,833	2,104	46,011	48,115
Consumer loans:
Home equity and junior liens	92	23	58	173	9,808	9,981
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	29	36	4,045	4,081
	1,456	518	195	2,169	94,525	96,694
Total originated loans	$4,006	$1,275	$4,903	$10,184	$247,879	$258,063

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans
Residential mortgage loans:
One-to-four family	$223	$48	$370	$641	$13,461	$14,102
Commercial loans:	223	48	370	641	13,461	14,102
Real estate - nonresidential
Commercial business	—	—	—	—	1,942	1,942
Other commercial and industrial	—	15	—	15	312	327
	—	15	—	15	2,254	2,269
Consumer loans:
Home equity and junior liens	46	6	44	96	1,310	1,406
Other consumer	—	—	2	2	188	190
	46	6	46	98	1,498	1,596
Total acquired loans	$269	$69	$416	$754	$17,213	$17,967

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans
Residential mortgage loans:
One-to-four family	$2,568	$739	$3,245	$6,552	$120,804	$127,356
	2,568	739	3,245	6,552	120,804	127,356
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	23,519	24,754
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	15	688	842	19,663	20,505
	205	81	1,833	2,119	48,265	50,384
Consumer loans:
Home equity and junior liens	138	29	102	269	11,118	11,387
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	31	38	4,233	4,271
	1,502	524	241	2,267	96,023	98,290
Total loans	$4,275	$1,344	$5,319	$10,938	$265,092	$276,030

Non-accrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2021	2020

Residential mortgage loans:
One-to-four family	$2,677	$3,245
	2,677	3,245
Commercial loans:
Real estate - nonresidential	869	1,103
Multi-family	—	42
Commercial business	561	688
	1,430	1,833
Consumer loans:
Home equity and junior liens	103	102
Manufactured homes	—	75
Automobile	23	33
Other consumer	5	31
	131	241
Total non-accrual loans	$4,238	$5,319

There were no loans past due more than ninety days and still accruing interest at March 31, 2021 and December 31, 2020.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At December 31, 2020, the Company had nine loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. One of the outstanding TDRs is in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continues to accrue interest and have not defaulted since restructuring.

At March 31, 2021, 13 of the modified loans are outstanding, for a total of $2.8 million. One of the outstanding auto TDRs is in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continues to accrue interest and have not defaulted since restructuring.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loans information by portfolio class:

	March 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One-to-four family residential mortgages	$2,350	$2,451	$—
Commercial real estate - nonresidential	869	1,219	—
Commercial business	1,708	1,708	—
Home equity and junior liens	103	103	—

With an allowance recorded:
One-to-four family residential mortgages	201	201	18
Commercial real estate - nonresidential	1,919	1,919	66
Commercial business	469	469	210
Other consumer	5	5	2

Total:
One-to-four family residential mortgages	2,551	2,652	18
Commercial real estate - nonresidential	2,788	3,138	66
Commercial business	2,177	2,177	210
Home equity and junior liens	103	103	—
Other consumer	5	5	2
	$7,624	$8,075	$296

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One-to-four family residential mortgages	$2,836	$2,937	$—
Commercial real estate - nonresidential	1,198	1,548	—
Commercial business	782	782	—
Home equity and junior liens	109	109	—

With an allowance recorded:
One-to-four family residential mortgages	429	429	21
Multi-family	42	42	7
Commercial business	713	713	265
Automobile	41	41	10
Other consumer	2	2	2

Total:
One-to-four family residential mortgages	3,265	3,366	21
Commercial real estate - nonresidential	1,198	1,548	—
Multi-family	42	42	7
Commercial business	1,495	1,495	265
Home equity and junior liens	109	109	—
Automobile	41	41	10
Other consumer	2	2	2
	$6,152	$6,603	$305

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	Three Months Ended
	March 31,
(In thousands)	2021	2020

One-to-four family residential mortgages	$2,175	$2,194
Commercial real estate - nonresidential	1,285	2,827
Multi-family	—	—
Commercial business	2,228	2,066
Home equity and junior liens	104	126
Automobile	—	—
Other consumer	5	—
	5,797	$7,213

The following table presents interest income recognized on impaired loans:

	Three Months Ended
	March 31,
(In thousands)	2021	2020

One-to-four family residential mortgages	$17	$20
Commercial real estate - nonresidential	16	17
Commercial business	15	18
Home equity and junior liens	1	1
	$49	$56

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended March 31, 2021
	One-to-four	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$457	$—	$319	$26	$—	$617
Charge-offs	(3)	—	(51)	—	—	(17)
Recoveries	1	—	—	6	—	7
Provision (credit) for loan losses	85	—	120	(21)	—	(77)
Ending balance	$540	$—	$388	$11	$—	$530
Ending balance: related to loans individually evaluated for impairment	$18	$—	$66	$—	$—	$210
Ending balance: related to loans collectively evaluated for impairment	$522	$—	$322	$11	$—	$320
Loans receivable:
Ending balance	$122,533	$—	$24,405	$2,331	$—	$19,576
Ending balance: individually evaluated for impairment	$2,551	$—	$2,788	$—	$—	$2,177
Ending balance: collectively evaluated for impairment	$119,982	$—	$21,617	$2,331	$—	$17,399

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Charge-offs	(2)	—	(2)	—	—	(33)	—	(108)
Recoveries	—	—	10	1	7	1	—	33
Provision (credit) for loan losses	4	5	2	1	(7)	23	—	135
Ending balance	$48	$81	$137	$71	$—	$75	$—	$1,881
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$2	$—	$296
Ending balance: related to loans collectively evaluated for impairment	$48	$81	$137	$71	$—	$73	$—	$1,585
Loans receivable:
Ending balance	$10,365	$46,608	$22,421	$2,304	$17,043	$4,408	$—	$271,994
Ending balance: individually evaluated for impairment	$103	$—	$—	$—	$—	$5	$—	$7,624
Ending balance: collectively evaluated for impairment	$10,262	$46,608	$22,421	$2,304	$17,043	$4,403	$—	$264,370

	Year Ended December 31, 2020
	One-to-four	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(89)	—	(398)	—	—	(15)
Recoveries	4	—	—	19	—	140
Provision (credit) for loan losses	167	(2)	296	(10)	—	(35)
Ending balance	$457	$—	$319	$26	$—	$617
Ending balance: related to loans individually evaluated for impairment	$21	$—	$—	$7	$—	$265
Ending balance: related to loans collectively evaluated for impairment	$436	$—	$319	$19	$—	$352
Loans receivable:
Ending balance	$127,356	$—	$24,754	$5,125	$—	$20,505
Ending balance: individually evaluated for impairment	$3,265	$—	$1,198	$42	$—	$1,495
Ending balance: collectively evaluated for impairment	$124,091	$—	$23,556	$5,083	$—	$19,010

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year Ended December 31, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	(9)	—	(54)	—	(14)	(4)	—	(583)
Recoveries	12	—	71	3	6	9	—	264
Provision (credit) for loan losses	(7)	76	(32)	(3)	8	44	(22)	480
Ending balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Ending balance: related to loans individually evaluated for impairment	$—	$—	$10	$—	$—	$2	$—	$305
Ending balance: related to loans collectively evaluated for impairment	$46	$76	$117	$69	$—	$82	$—	$1,516
Loans receivable:
Ending balance	$11,387	$44,347	$21,469	$2,259	$14,557	$4,271	$—	$276,030
Ending balance: individually evaluated for impairment	$109	$—	$41	$—	$—	$2	$—	$6,152
Ending balance: collectively evaluated for impairment	$11,278	$44,347	$21,428	$2,259	$14,557	$4,269	$—	$269,878

The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction of loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Consumer loans not secured by residential real estate are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools byproduct and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

- Asset quality trends

- The trend in loan growth and portfolio mix

- Regional and local economic conditions

- Historical loan loss experience

- Underlying credit quality

Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status:

Generations Bank Plan:	Three Months Ended March 31,
(In thousands)	2021	2020

Net periodic expenses recognized in income:	(unaudited)
Service cost	$115	$103
Interest cost	105	112
Expected return on plan assets	(370)	(335)
Amortization of net losses	28	34
Amortization of prior service credit	-	-
Net periodic pension benefit	$(122)	$(86)

Medina Savings and Loan Plan:	Three Months Ended March 31,
(In thousands)	2021	2020

Net periodic expenses recognized in income:	(unaudited)
Service cost	$8	$7
Interest cost	32	36
Expected return on plan assets	(116)	(108)
Amortization of net losses	-	-
Amortization of prior service credit	-	-
Net periodic pension benefit	$(76)	$(65)

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 was 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021 and December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Common Equity Tier 1 Capital	$40,097	15.23%	$15,795	6.00%	$21,060	8.00%
Total Capital (to Risk-Weighted Assets)	$41,978	15.95%	$21,060	8.00%	$26,325	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$40,097	15.23%	$11,846	4.50%	$17,112	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$40,097	10.63%	$15,087	4.00%	$18,859	5.00%
As of December 31, 2020:
Common Equity Tier 1 Capital	$31,942	12.18%	$15,730	6.00%	$20,974	8.00%
Total Capital (to Risk-Weighted Assets)	$33,768	12.88%	$20,974	8.00%	$26,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$31,942	12.18%	$11,798	4.50%	$10,741	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$31,942	8.72%	$14,648	4.00%	$18,310	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2021 and December 31, 2020, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5%, a common equity Tier 1 capital ratio exceeding 8.00%, a Tier 1 risk-based capital ratio exceeding 6.50% and a total risk-based capital ratio exceeding 10%.

9.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at March 31, 2021.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments whose contract amounts represent credit risk consist of the following:

	March 31,	December 31,
(In thousands)	2021	2020

Commitments to grant loans	$3,318	$4,009
Unfunded commitments under lines of credit	15,189	14,823

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2021 with fixed interest rates amounted to approximately $3.7 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2021 with variable interest rates amounted to approximately $14.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with fixed interest rates amounted to approximately $4.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with variable interest rates amounted to approximately $14.2 million.

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

Commitments to Originate and Sell one- to four-family Residential Mortgages

The Bank has entered into agreements with the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”) to originate and sell one- to four-family residential mortgages. The contracts call for the Bank to provide “best efforts” to meet the commitment, with no penalties to be paid in the event the Bank is not able to fulfill the commitment. At March 31, 2021 and December 31, 2020, there were no open contracts.

The Bank generally makes a determination whether to sell a loan between the time the loan is committed to be closed and the day after closing. If a loan is selected to be sold, a commitment to deliver the loan by a certain date is made under the MPF Program. At March 31, 2021 and December 31, 2020, the Bank had no open commitments to deliver loans.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the event that the Bank is not able to deliver a specific loan committed, substitutions can generally be made. Otherwise, the Bank may extend the commitment for a fee, or the Bank is required to pay a pair-off fee. There were no extension or pair-off fees paid by the Bank for the periods ended March 31, 2021 and December 31, 2020. The Bank has sold and funded $68.6 million under the MPF Program, inclusive of USDA loans, to date. The principal outstanding on loans sold under the MPF Program is $11.6 million at March 31, 2021. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse back to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $2.2 million at March 31, 2021. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $78,500 at March 31, 2021. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the MSL merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease is set to expire on May 31, 2021. Lease expense, since the merger, is included in occupancy expense and was $11,300 and $11,200 for the three month periods ended March 31, 2021 and 2020 and $41,000 for the year ending December 31, 2020.

Future minimum lease commitments under the operating lease at March 31, 2021 is $5,000.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended
	March 31,
(In thousands)	2021	2020

Service charges on deposit accounts	$135	$183
Debit card interchange and surcharge income	211	169
Investment services income	—	57
Insurance commission and fees	174	216
Loan servicing fees	26	36
	$546	$661

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended March, 2021 and December 31, 2020.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at March 31, 2021 and December 31, 2020.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	March 31, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$24,972	$24,972	$—	$—	$24,972
Securities available-for-sale	32,774	—	29,389	3,385	32,774
Securities held-to-maturity	1,390	—	1,424	—	1,424
Equity securities	309	309	—	—	309
Loans receivable	282,367	—	—	277,614	277,614
Federal Home Loan Bank	1,868	—	1,868	—	1,868
Accrued interest receivable	1,299	1,299	—	—	1,299

Financial liabilities:
Deposits	$310,944	$90,795	$—	$219,703	$310,498
Long-term borrowings	25,307	—	28,255	—	28,255
Accrued interest payable	60	60	—	—	60

	December 31, 2020
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$26,830	$26,830	$—	$—	$26,830
Securities available-for-sale	17,926	—	14,752	3,174	17,926
Securities held-to-maturity	1,480	—	1,510	—	1,510
Equity securities	661	661	—	—	661
Loans receivable	285,640	—	—	280,887	280,887
Federal Home Loan Bank	1,992	—	1,992	—	1,992
Accrued interest receivable	1,179	1,179	—	—	1,179

Financial liabilities:
Deposits	$309,546	$97,418	$—	$213,757	$311,175
Long-term borrowings	27,628	—	30,053	—	30,053
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	52	52	—	—	52

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$37	$—	$37
Corporate Bonds	—	15,023	—	15,023
Municipal bonds	—	14,329	3,385	17,714
Equity investment securities:
Large cap equity mutual fund	38	—	—	38
Other mutual funds	271	—	—	271
Total investment securities	$309	$29,389	$3,385	$33,083

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$39	$—	$39
Municipal bonds	—	14,713	3,174	17,887
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	626	—	—	626
Total investment securities	$661	$14,752	$3,174	$18,587

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	50
Purchases	826
Principal payments/maturities	(665)
Sales	—
Balance - March 31, 2021	$3,385

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment
(In thousands)	Securities
Balance - January 1, 2020	$2,512
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(9)
Purchases	848
Principal payments/maturities	(848)
Sales	—
Balance - March 31, 2020	$2,503

In 2021 and 2020, the Company purchased municipal bonds in the table above from local government entities which are not actively traded.  The Company receives scheduled principal and interest payments from the municipalities based on the terms of the bonds. Since there was no discernable market for these investments, management is unable to determine a good estimate of fair value. As such, the carrying value is deemed to approximate fair value (Level 3).

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$3,112	$3,112
Foreclosed real estate & repossessed assets	—	—	45	45

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,663	$1,663
Foreclosed real estate & repossessed assets	—	—	45	45

There have been no transfers of assets in or out of any fair value measurement level.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
One-to four-family residential		Costs to Sell	5% - 15% (10)%

Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Real estate - nonresidential		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Impaired loans -	USDA Guarantee	Government guaranteed portion	20% (20)%
Commercial business

Foreclosed real estate and repossessed assets	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

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

12.Segment Information

The Company has three primary business segments, its community banking franchise, its insurance agency and a limited-purpose commercial bank.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The municipal banking segment is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities, primarily within the Finger Lakes Region and Northwest New York State, to deposit public funds with the Commercial Bank in accordance with existing NYS municipal law. The Commercial Bank is a wholly owned subsidiary of the Bank. The major revenue source is net interest income. Expenses include personnel, rent and support charges for using the assets and technology of the Bank.

Information about the segments is presented in the following table as of and for the periods as noted:

	Three Months Ended March 31,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,780	$—	$63	$2,843	$2,342	$—	$125	$2,467
Provision for loan losses	135	—	—	135	90	—	—	90
Net interest income after provision for loan losses	2,645	—	63	2,708	2,252	—	125	2,377
Total noninterest income	439	173	—	612	267	218	—	485
Compensation and benefits	(1,158)	(101)	—	(1,259)	(1,401)	(84)	(19)	(1,504)
Other noninterest expense	(1,561)	(37)	(31)	(1,629)	(1,554)	(48)	(22)	(1,624)
(Loss) income before income taxes	365	35	32	432	(436)	86	84	(266)
Provision for income taxes	72	—	7	79	(276)	—	—	(276)
Net (loss) income	$293	$35	$25	$353	$(160)	$86	$84	$10

The following represents a reconciliation of the Company’s reported segment assets:

	At March 31,	At December 31,
(In thousands)	2021	2020

Total assets for reportable segments	$400,036	$391,536
Elimination of intercompany balances	(18,096)	(18,522)
Consolidated total assets	$381,940	$373,014

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Recently Issued Accounting Pronouncements

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The information for the three months ended March 31, 2021 and 2020 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021 or any other period.

	At March 31,	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$381,940	$373,014
Cash and cash equivalent	24,972	26,830
Available-for-sale securities	32,774	17,926
Securities held to maturity	1,390	1,480
Equity securities	309	661
Loans, net	282,367	285,640
Premises and equipment, net	16,640	16,743
Bank-owned life insurance	7,809	7,777
Pension plan asset	9,329	8,720
Federal Home Loan Bank stock, at cost	1,868	1,992
Accrued interest receivable	1,299	1,179
Goodwill and intangible assets, net	1,624	1,640
Other assets	1,514	2,381
Foreclosed real estate and repossessed assets	45	45
Total liabilities	339,993	343,128
Deposits	310,944	309,546
Borrowings	25,307	27,628
Holding company borrowings and subordinated debt	—	1,235
Other liabilities	1,969	2,124
Escrowed funds	1,773	2,595
Total equity	41,947	29,886

	For the Three Months Ended
	March 31,
	2021	2020

Selected Operating Data:
Interest and dividend income	$3,321	$3,292
Interest expense	478	825
Net interest income	2,843	2,467
Provision for loan losses	135	90
Net interest income after provision for loan losses	2,708	2,377
Noninterest income	612	485
Noninterest expenses	2,888	3,128
Income before income tax (provision) credit	432	(266)
Provision (credit) for income tax	79	(276)
Net income	$353	$10

	For the Three Months Ended
	March 31,(1)
	2021	2020
Performance Ratios:
Return on average assets	0.39%	0.01%
Return on average equity	3.96%	0.14%
Interest rate spread(2)	3.42%	3.28%
Net interest margin(3)	3.42%	3.24%
Noninterest expense to average total assets	3.15%	3.62%
Efficiency ratio(4)	83.59%	105.96%
Average interest-earning assets to average interest-bearing liabilities	100.00%	96.95%
Average equity to average total assets	9.73%	8.27%

Asset Quality Ratios:
Non-performing assets to total assets	1.05%	1.44%
Non-performing loans to total loans	1.39%	1.73%
Allowance for loan losses to non-performing loans	47.61%	36.53%
Allowance for loan losses to total loans	0.49%	0.63%

Capital Ratios: (Bank only)
Common equity Tier 1 capital to risk-weighted assets	15.23%	12.18%
Total capital (to risk-weighted assets)	15.95%	12.88%
Tier 1 capital (to risk-weighted assets)	15.23%	12.18%
Tier 1 capital (to total assets)	10.63%	8.72%

Other:
Number of full-service offices	10	12
Number of full-time equivalent employees	95	110

(1)	Annualized where appropriate.
(2)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets increased $8.9 million, or 2.4%, to $381.9 million at March 31, 2021 from $373.0 million at December 31, 2020.  The increase resulted primarily from increases in investment securities available-for-sale of $14.8 million, offset in part by decreases in cash and cash equivalents of $1.9 million and a $3.3 million decrease in net loans.

Net Loans. Net loans decreased $3.3 million, or 1.1%, to $282.4 million at March 31, 2021 from $285.6 million at December 31, 2020. The decrease resulted primarily from decreases in one- to four-family residential real estate loans of $4.8 million, or 3.8%, nonresidential loans of $350,000, or 1.4%, multi-family loans of $2.8 million, or 54.5%, commercial business loans of $929,000, or 4.5%, and home equity and junior liens of $1.0 million, or 9.0%, offset in part by increases in manufactured homes of $2.3 million, or 5.1%, automobile loans of $952,000, or 4.4%, and recreational vehicles of $2.5 million, or 17.1%.

Net deferred fees increased $806,000, or 6.8%, during the three months ended March 31, 2021, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue to increase the purchase and origination of automobile, recreational vehicle and manufactured home loans. During the three months ended March 31, 2021, we purchased $3.4 million of automobile loans, $3.0 million of recreational vehicle loans and $4.6 million of manufactured home loans.  We intended to begin purchasing one- to four-family residential real estate loans during the first quarter of 2021; however, we have not finalized the process for loan submission but expect to begin purchasing these types of loans in the second quarter of 2021.

Investment Securities. Securities available-for-sale increased $14.8 million, or 82.8%, to $32.8 million at March 31, 2021 from $17.9 million at December 31, 2020.  The increase in securities available-for-sale resulted from the purchase of $15.7 million of bonds, partially offset by bond maturities of $851,000.

Equity investment securities, which are mostly comprised of equity securities held in a directors’ retirement plan rabbi trust, decreased $352,000, or 53.3%, to $309,000 at March 31, 2021 from $661,000 at December 31, 2020 primarily as a result of a portion of the directors’ retirement plan being invested in the Company’s stock.

Premises and Equipment.  Premises and equipment decreased $103,000, or 0.6%, to $16.6 million at March 31, 2021 from $16.7 million at December 31, 2020.  The decrease resulted primarily from recognition of depreciation expense of $259,000, offset partially by purchases of $156,000.

Pension Plan Assets.  Pension plan assets increased $609,000, or 7.0%, to $9.3 million at March 31, 2021 from $8.7 million at December 31, 2020. The increase resulted from estimated returns on pension assets of $486,000 and employer contributions of $382,000, offset by estimated benefits paid of $122,000 and interest costs of $137,000.

Deposits.  Deposits increased $1.4 million, or 0.5%, to $310.9 million at March 31, 2021 from $309.5 million at December 31, 2020.  Noninterest-bearing deposits decreased $8.8 million, or 13.4%, to $56.9 million at March 31, 2021 from $65.7 million as of December 31, 2020.  Interest-bearing accounts increased $10.2 million, or 4.2%, to $254.1 million at March 31, 2021 from $243.9 million at December 31, 2020.  Interest-bearing checking accounts increased $3.2 million, or 10.0%, to $34.9 million at March 31, 2021 from $31.7 million at December 31, 2020.  The largest increase in interest-bearing deposits was in savings accounts which increased $5.4 million, or 5.3%.  Additionally, money market accounts increased $2.5 million, or 9.6%, to $28.8 million at March 31, 2021 from $26.3 million at December 31, 2020 and certificates of deposit decreased $918,000, or 1.1%, to $82.6 million at March 31, 2021 from $83.5 million at December 31, 2020.

Municipal deposits held at Generations Commercial Bank decreased $94,000, or 1.3%, to $7.0 million at March 31, 2021 from $7.1 million at December 31, 2020.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $2.3 million, or 8.4%, to $25.3 million at March 31, 2021 from $27.6 million at December 31, 2020.  The average cost of outstanding advances from the Federal Home Loan Bank was 2.01% at March 31, 2021, compared to our weighted average rate on deposits of 0.53% at that date.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings were repaid in full during January 2021.

Total Equity. Total. equity increased $12.1 million, or 40.4%, to $41.9 million at March 31, 2021 from $29.9 million at December 31, 2020.  The increase resulted primarily from net proceeds of $13.1 million from the stock offering completed in January 2021 and net income of $353,000 million during the period, offset in part, by recording the $337,000 fair value of our shares of common stock held in directors’ retirement plans.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General.  Net income for the three months ended March 31, 2021 was $353,000 compared to $10,000 for the three months ended March 31, 2020, an increase of $343,000 or 3,430.0%.  The increase was primarily due to a $376,000 increase in net interest income, a $240,000 decrease in noninterest expense, $127,000 increase in noninterest income offset partially by $353,000 increase in income tax expense.

Interest and Dividend Income.  Interest. and dividend income increased $29,000, or 0.9%, and was $3.3 million for the three months ended March 31, 2021 and March 31, 2020.  This increase was primarily attributable to increases of $137,000 in interest on loans receivable, offset by a net decrease of $93,000 in income from securities and interest earning deposits.  The average balance of loans increased $38.0 million, or 15.6%, to $282.4 million for the three months ended March 31, 2021 from $261.9 million for the three months ended March 31, 2020, while the average yield on loans decreased 46 basis points to 4.40% for the 2021 period from 4.54% for the 2020 period, reflecting the lower market interest rate environment period to period.

Interest Expense.  Total interest expense decreased $347,000, or 42.1%, to $478,000 for the three months ended March 31, 2021 from $825,000 for the three months ended March 31, 2020.  Interest expense on total interest-bearing deposits decreased $308,000, or 47.0%, to $347,000 for the three months ended March 31, 2021 from $655,000 for the three months ended March 31, 2020, primarily due to a decrease of $24.3 million in average time deposits costing an average of 1.22% for the three months ended March 31, 2021 and an increase of $23.7 million in average savings accounts costing an average of 0.40% for the same period.  In addition, the cost of interest-bearing deposits decreased 46 basis points to 0.53% for the three months ended March 31, 2021 from 0.99% for the three months ended March 31, 2020, reflecting the lower market interest rate environment. Similarly, borrowing costs decreased 11 basis points to 2.01% for the three months ended March 31, 2021 from 2.12% for the three months ended March 31, 2020.

Net Interest Income.  Net interest income increased $376,000, or 15.2%, to $2.8 million for the three months ended March 31, 2021 from $2.5 million for the three months ended March 31, 2020.  Our net interest rate spread increased to 3.42% for the three months ended March 31, 2021 from 3.28% for the three months ended March 31, 2020.  Our net interest margin increased to 3.42% for the 2021 period from 3.20% for the 2020 period.  Net interest rate spread and net interest margin were affected primarily by the change in funding sources and the decrease in market interest rates between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $135,000 for the three months ended March 31, 2021 and a provision for loan losses of $90,000 for the three months ended March 31, 2020.  The allowance for loan losses was $1.9 million, or 0.66% of total loans, at March 31, 2021, compared to $1.8 million, or 0.63% of total loans, at December 31, 2020. The increase provision for loan losses in the 2021 period was due primarily to an increase in purchased loans secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income increased $127,000, or 26.2%, to $612,000 for the three months ended March 31, 2021 from $485,000 for the three months ended March 31, 2020.  The increase was primarily due to a loss of $15,000 recognized on equity securities for the three months ended March 31, 2021 as compared to losses of $248,000 for the three months ended March 31, 2020, offset partially by decreases in several noninterest income sources.  Service fees decreased $16,000 as fewer insufficient funds charges and loan late fees were assessed due to higher customer deposits.  There were no investment services commissions for the three months ended March 31, 2021 because we sold the investment services book of business in June 2020.  Insurance commissions decreased $42,000 to $174,000 for the 2021 period from $216,000 for the 2020 period due to few contingent commissions being received.

Noninterest Expense.  Noninterest expense decreased $240,000, or 7.7%, to $2.9 million for the three months ended March 31, 2021 from $3.1 million for the three months ended March 31, 2020.  Compensation and benefits decreased $245,000, or 16.3%, due to a reduction in the number of employees.  Directors fees, a component of other expenses, decreased $37,000 as unrealized losses for equity securities held in the directors’ retirement plan for the three months ended March 31, 2021 were recorded as a reduction in directors fees and as unrealized losses on securities. These savings were partially offset by service charges that increased $22,000, or 4.6%, due primarily to higher technology costs, and regulatory assessments which increased $30,000, or 46.2%, due to higher deposit insurance costs.

Federal Income Taxes. An income tax expense of $79,000 was recorded during the three months ended March 31, 2021 compared to an income tax benefit of $276,000 the three months ended March 31, 2020.  The benefit recorded in 2020 was primarily due to our ability to carryback a net operating loss pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“Cares Act”)

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the period indicated.  No tax-equivalent yield adjustments have been made.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$282,434	$3,109	4.40%	$261,864	$2,972	4.54%
Securities	27,485	185	2.69	35,843	273	3.05
Interest earning deposits	20,769	4	0.08	4,278	10	0.94
Other	1,913	23	4.81	2,294	38	6.63
Total interest-earning assets	332,601	3,321	3.99	304,279	3,293	4.33
Non-interest-earning assets	33,629			41,707
Total assets	$366,230			$345,986

Interest-bearing liabilities:
Demand deposits	$88,735	$14	0.06%	$64,770	$11	0.07%
Money market accounts	27,628	24	0.35	24,460	34	0.56
Savings accounts	107,023	107	0.40	86,522	102	0.47
Certificates of deposit	83,131	202	0.97	106,034	508	1.92
Total interest-bearing deposits	306,517	347	0.45	281,786	655	0.93
Borrowings	26,099	131	2.01	32,079	171	2.13
Total interest-bearing liabilities	332,616	478	0.57	313,865	826	1.05
Other non-interest bearing liabilities	(2,023)			3,507
Total liabilities	330,593			317,372
Equity	35,637			28,614
Total liabilities and equity	$366,230			$345,986

Net interest income		$2,843			$2,467
Interest rate spread			3.42%			3.28%
Net interest-earning assets	$(15)			$(9,586)
Net interest margin			3.42%			3.24%
Average interest-earning assets to average
to interest-bearing liabilities	100%			96.95%

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2021, the Bank had $25.3 million outstanding in advances from the FHLB. At March 31, 2021, the Bank had an additional $10.5 million in lines of credit available with other financial institutions.  No advances received can exceed 50% of the Bank’s capital. At March 31, 2021 and December 31, 2020, there were no outstanding advances on this line.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used) or provided by  in operating activities was $(26,000) and $111,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of and maturing securities, net cash used in investing activities was $11.7 million and $4.3 million for the nine months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $9.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to Generations Bancorp during the three months ended March 31, 2021 or the year ended December 31, 2020.  At March 31, 2021, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $2,000.

At March 31, 2021 and December 31, 2020, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 8 to the Condensed Consolidated Financial Statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)

On September 11, 2020, Generations Bancorp NY, Inc. (the “Company”) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of The Seneca Falls Savings Bank, MHC and the Company’s related offering of common stock. The Registration Statement (File No. 333-248742) was declared effective by the Securities and Exchange Commission on November 12, 2020. The Company registered 2,875,000 shares of common stock, par value $0.01 per share, including shares to be exchanged to existing stockholders of Seneca-Cayuga Bancorp, Inc., pursuant to the Registration Statement for an aggregate offering price of $17.3 million. The stock offering commenced on November 12, 2020, and ended on December 15, 2020.

Keefe Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock and records management services.

The stock offering resulted in gross proceeds of $14.8 million, through the sale of 1,477,575 shares of common stock at a price of $10 per share, and net proceeds of $13.3 million net of $454,000 paid to KBW.

The Company contributed approximately $7.8 million of the net proceeds of the offering to the Bank. In addition, $1.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $4.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short term instruments. Over the long use the proceeds to increase loan production. The net proceeds retained by the Company have been deposited with the Bank

(c)	There were no issuer repurchases of securities during the period covered by this Report.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: May 12, 2021	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: May 12, 2021	/s/ Menzo D. Case
Menzo D. Case
Principal Financial Officer