Form 10-Q
period 2021-06-30
Generations Bancorp NY, Inc.
filed 2021-08-06
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.

2,458,401 shares of the Registrant common stock, par value $0.01 per share, were issued and outstanding as of August 5, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS:
Cash and due from banks	$3,408	$4,168
Interest earning deposits	11,861	22,662
Total cash and cash equivalents	15,269	26,830
Investment securities available-for-sale, at fair value	36,244	17,926
Investment securities held-to-maturity (fair value 2021-$1,339, 2020-$1,510)	1,308	1,480
Equity investment securities, at fair value	326	661
Federal Home Loan Bank stock, at cost	1,683	1,992
Loans	289,344	287,461
Less: Allowance for loan losses	(1,976)	(1,821)
Loans receivable, net	287,368	285,640
Premises and equipment, net	16,360	16,743
Bank-owned life insurance	7,836	7,777
Pension plan asset	9,556	8,720
Foreclosed real estate & repossessed assets	28	45
Goodwill	792	792
Intangible assets, net	816	848
Accrued interest receivable	1,284	1,179
Other assets	1,218	2,381
Total assets	$380,088	$373,014

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,235	$65,673
Interest-bearing	253,226	243,873
Total deposits	310,461	309,546
Long-term borrowings	22,078	27,628
Subordinated debt	—	1,235
Advances from borrowers for taxes and insurance	2,753	2,595
Other liabilities	2,251	2,124
Total liabilities	337,543	343,128
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 and 9,000,000 shares authorized in 2021 and 2020, respectively; 2,458,401 and 2,546,836(1) shares issued in 2021 and 2020, respectively; and 2,458,401 and 2,458,580(1) shares outstanding in 2021 and 2020 respectively	26	26
Additional paid in capital	24,491	11,954
Retained earnings	20,978	20,256
Accumulated other comprehensive loss	(1,211)	(1,415)
Treasury stock, at cost; 88,256 shares in 2020(1)	—	(614)
Stock held in rabbi trust	(627)	(290)
Unearned ESOP shares, at cost	(1,112)	(31)
Total shareholders' equity	42,545	29,886
Total liabilities and shareholders' equity	$380,088	$373,014

(1)    Share amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the .9980 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$3,107	$3,062	$6,216	$6,034
Debt and equity securities:
Taxable	129	28	213	53
Tax-exempt	100	250	201	497
Interest-earning deposits	3	—	7	10
Other	23	33	46	71
Total interest income	3,362	3,373	6,683	6,665
Interest expense:
Deposits	322	584	669	1,239
Long-term borrowings	111	157	233	313
Subordinated debt	—	15	9	29
Total interest expense	433	756	911	1,581
Net interest income	2,929	2,617	5,772	5,084
Provision for loan losses	135	90	270	180
Net interest income after provision for loan losses	2,794	2,527	5,502	4,904
Noninterest income:
Banking fees and service charges	398	339	772	729
Mortgage banking income, net	10	13	23	25
Insurance commissions	201	190	375	406
Investment services commissions	—	27	—	84
Earnings on bank-owned life insurance	27	34	59	67
Realized gains (losses) on equity securities	18	41	3	(207)
Net gain (loss) on sale of securities	(2)	29	(2)	29
Other charges, commissions & fees	68	356	102	381
Total noninterest income	720	1,029	1,332	1,514
Noninterest expense:
Compensation and benefits	1,342	1,254	2,601	2,758
Occupancy and equipment	531	523	1,051	1,051
Service charges	507	469	1,010	950
Regulatory assessments	116	69	211	134
Professional and other services	144	124	283	266
Advertising	109	109	217	217
Other expenses	317	275	581	575
Total noninterest expenses	3,066	2,823	5,954	5,951
Income before income tax expense (benefit)	448	733	880	467
Income tax expense (benefit)	79	52	158	(224)
Net income	369	681	722	691
Net income available to common shareholders	$369	$681	$722	$691
Basic and diluted earnings per common share	$0.16	$0.28	$0.31	$0.28

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Net income	$369	$681	$722	$691
Other comprehensive income, before tax:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	215	420	199	846
Reclassification adjustment for net (gains) losses included in net income	2	—	2	—
Net unrealized gains on securities available-for-sale	217	420	201	846
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	28	33	57	67
Net change in defined benefit pension plan asset	28	33	57	67
Other comprehensive income, before tax	245	453	258	913
Tax effect	(51)	(95)	(54)	(192)
Other comprehensive income, net of tax	194	358	204	721
Total comprehensive income	$563	$1,039	$926	$1,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, March 31, 2021	$26	$24,468	$20,609	$(1,405)	$—	$(627)	$(1,124)	$41,947
Net income	—	—	369	—	—	—	—	369
Refund of offering costs	—	23	—	—	—	—	—	23
Other comprehensive income	—	—	—	194	—	—	—	194
ESOP shares committed to be released	—	—	—	—	—	—	12	12
Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545

Balance, March 31, 2020	$26	$11,967	$18,581	$(1,299)	$(615)	$—	$(78)	$28,582
Net income	—	—	681	—	—	—	—	681
Other comprehensive income	—	—	—	358	—	—	—	358
Purchase of common stock for SERPs	—	—	—	—	—	(290)	—	(290)
ESOP shares committed to be released	—	(9)	—	—	—	—	16	7
Balance, June 30, 2020	$26	$11,958	$19,262	$(941)	$(615)	$(290)	$(62)	$29,338

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, January 1, 2021	$26	$11,954	$20,256	$(1,415)	(614)	$(290)	$(31)	$29,886
Net income	—	—	722	—	—	—	—	722
Proceeds from issuance of 1,477,575 shares of commons stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury Stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive income	—	—	—	204	—	—	—	204
Purchase of common stock for DRP	—	—	—	—	—	(337)	—	(337)
ESOP shares committed to be released	—	—	—	—	—	—	23	23
Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545

Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	$(573)	$—	$(93)	$28,231
Net income	—	—	691	—	—	—	—	691
Other comprehensive income	—	—	—	721	—	—	—	721
Purchase of common stock for SERPs	—	—	—	—	—	(290)	—	(290)
Repurchase of common stock	—	—	—	—	(42)	—	—	(42)
ESOP shares committed to be released	—	(4)	—	—	—	—	31	27
Balance, June 30, 2020	$26	$11,958	$19,262	$(941)	$(615)	$(290)	$(62)	$29,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$722	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270	180
Deferred income tax expense (benefit)	158	(224)
Realized losses (gains) on sales of:
Securities	2	(29)
Write-down of premises and equipment to fair value	—	25
Write-down of other real estate owned to fair value	—	5
Realized (gains) losses on equity securities	(3)	207
Directors' retirement plan net gains	—	(51)
Depreciation	523	532
Amortization of intangible asset	32	32
Amortization of fair value adjustment to purchased loan portfolio	(34)	(34)
ESOP expense	23	27
Amortization of deferred loan costs	46	129
Earnings on bank-owned life insurance	(59)	(67)
Change in pension plan assets	(779)	(585)
Net amortization of premiums and discounts on investment securities	121	(18)
Net change in accrued interest receivable	(105)	(332)
Net change in other assets and liabilities	1,237	298
Net cash provided by operating activities	2,154	786
INVESTING ACTIVITIES
Purchase of equity investment securities	—	(1)
Purchase of investment securities available-for-sale	(22,968)	(1,064)
Net proceeds from the redemption (purchase) of Federal Home Loan Bank stock	309	(4)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	2,721	3
Held-to-maturity investment securities	168	255
Proceeds from sale of:
Available-for-sale investment securities	2,011	—
Equity investment securities	—	1,904
Real estate and repossessed assets acquired	55	42
Premises and equipment	69	—
Net change in loans	(2,048)	(24,106)
Purchase of premises and equipment	(209)	(156)
Net cash used in investing activities	(19,892)	(23,127)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	2,313	29,453
Net change in time deposits	(1,398)	(7,333)
Net change in brokered time deposits	—	(809)
Payments on long-term borrowings	(5,550)	(4,845)
Repayment from subordinated debt offering	(1,235)	—
Proceeds from long-term borrowings	—	6,000
Net proceeds from stock offering and conversion	13,151	—
Purchase of common stock for ESOP	(1,104)	—
Repurchase of common stock	—	(42)
Net cash provided by financing activities	6,177	22,424
Net change in cash and cash equivalents	(11,561)	83
Cash and cash equivalents at beginning of period	26,830	13,448
Cash and cash equivalents at end of period	$15,269	$13,531
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$912	$1,533
Transfer of loans to foreclosed real estate	38	2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly-owned subsidiary of Seneca-Cayuga, and The Seneca Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

Generations Bank (the “Bank”) is a federal savings bank headquartered in Seneca Falls, New York.  We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes Region of New York State which is located in the central to northwestern portion of New York State.

Generations Commercial Bank (the “Commercial Bank”) is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing NYS municipal law and is a wholly owned subsidiary of the Bank.

The Bank maintains its executive offices and main retail location in Seneca Falls, New York, with retail offices in Waterloo, Geneva, Auburn, Union Springs, Phelps, Farmington, and Medina, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in loans secured by one- to four-family residential real estate, commercial real estate, business or personal assets and in investment securities.

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly-owned subsidiary.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain prior period data presented in the consolidated financial statements have been reclassified to conform to current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, March 31, 2021	$710	$(2,115)	$(1,405)
Other comprehensive loss before reclassifications	170	—	170
Amounts reclassified from AOCI to the income statement	2	22	24
Net current-period other comprehensive income	172	22	194
Balance, June 30, 2021	$882	$(2,093)	$(1,211)

Balance, March 31, 2020	$994	$(2,293)	$(1,299)
Other comprehensive income before reclassifications	332	—	332
Amounts reclassified from AOCI to the income statement	—	26	26
Net current-period other comprehensive income	332	26	358
Balance, June 30, 2020	$1,326	$(2,267)	$(941)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Six Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive loss before reclassifications	157	—	157
Amounts reclassified from AOCI to the income statement	2	45	47
Net current-period other comprehensive income	159	45	204
Balance, June 30, 2021	$882	$(2,093)	$(1,211)

Balance, January 1, 2020	$658	$(2,320)	$(1,662)
Other comprehensive income before reclassifications	668	—	668
Amounts reclassified from AOCI to the income statement	—	53	53
Net current-period other comprehensive income	668	53	721
Balance, June 30, 2020	$1,326	$(2,267)	$(941)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected Line Item in the
(In thousands)	2021	2020	2021	2020	Statement of Income

Available-for-sale securities:
Realized loss on sale of securities	$(2)	$—	$(2)	$—	Net loss on sale of securities
	$(2)	$—	$(2)	$—	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$28	$33	$57	$67	Compensation and benefits
Tax effect	(6)	(7)	(12)	(14)	Income tax expense
	$22	$26	$45	$53	Net income

(1)     Amounts in parentheses indicate reductions of net income.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,347,000 and 2,451,000(1), for the three months ended June 30, 2021 and 2020, and 2,354,000 and 2,452,000(1) for the six months ended June 30, 2021 and 2020.   The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

4.Securities

Investments in securities available-for-sale, held-to-maturity and equity are summarized as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$36	$1	$(1)	$36
Corporate bonds	18,423	389	(170)	18,642
State and political subdivisions	16,668	961	(63)	17,566
Total securities available-for-sale	$35,127	$1,351	$(234)	$36,244

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,308	$34	$(3)	$1,339
Total securities held-to-maturity	$1,308	$34	$(3)	$1,339

Equity securities:
Large cap equity mutual fund	$41			$41
Other mutual funds	285			285
Total of equity securities	$326			$326

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	June 30, 2021
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$25	$(1)	$25	$(1)
Corporate bonds	5,426	(170)	—	—	5,426	(170)
State and political subdivisions	4,791	(63)	—	—	4,791	(63)
Total securities available-for-sale	$10,217	$(233)	$25	$(1)	$10,242	$(234)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$54	$(1)	$138	$(2)	$192	$(3)
Total securities held-to-maturity	$54	$(1)	$138	$(2)	$192	$(3)

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

Eleven government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of June 30, 2021.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $700 or less.

There are eighteen bond issues held by the Bank that have an unrealized loss as of June 30, 2021. The bonds are issued by well-established corporate entities with semi-annual interest payments. All interest payments have historically been made timely. The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at June 30, 2021, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	June 30, 2021
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10	$10	$—	$—
Due over one year through five years	2,336	2,366	—	—
Due over five through ten years	5,399	5,580	—	—
Due after ten years	27,346	28,252	—	—
	35,091	36,208	—	—
Residential mortgage-backed securities	36	36	1,308	1,339
Total	$35,127	$36,244	$1,308	$1,339

There were no gross realized gains and $2,000 in losses on sales and redemptions of available-for-sale securities for the six months ended June 30, 2021 and no gross realized gains or losses on sales and redemptions of available-for-sale securities for the six months ended June 30, 2020.

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Securities with a fair value of $5,698,399 and $6,969,058 were pledged to collateralize certain deposit arrangements at June 30, 2021 and December 31, 2020 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	June 30,	December 31,
(In thousands)	2021	2020

Originated Loans:
Residential mortgages:
One- to four-family	$107,916	$113,254
	107,916	113,254
Commercial loans:
Real estate - nonresidential	20,844	22,812
Multi-family	405	5,125
Commercial business	18,337	20,178
	39,586	48,115
Consumer:
Home equity and junior liens	8,789	9,981
Manufactured homes	48,055	44,347
Automobile	22,964	21,469
Student	2,258	2,259
Recreational vehicle	25,291	14,557
Other consumer	5,038	4,081
	112,395	96,694
Total originated loans	259,897	258,063
Net deferred loan costs	14,892	11,854
Less allowance for loan losses	(1,976)	(1,821)
Net originated loans	$272,813	$268,096

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30,	December 31,
(In thousands)	2021	2020

Acquired Loans:
Residential mortgages:
One- to four-family	$11,641	$14,102
	11,641	14,102
Commercial loans:
Real estate - nonresidential	1,833	1,942
Commercial business	227	327
	2,060	2,269
Consumer:
Home equity and junior liens	1,107	1,406
Other consumer	131	190
	1,238	1,596
Total acquired loans	14,939	17,967
Net deferred loan costs	(63)	(67)
Fair value credit and yield adjustment	(321)	(356)
Net acquired loans	$14,555	$17,544

	June 30,	December 31,
(In thousands)	2021	2020

Total Loans:
Residential mortgages:
One- to four-family	$119,557	$127,356
	119,557	127,356
Commercial loans:
Real estate - nonresidential	22,677	24,754
Multi-family	405	5,125
Commercial business	18,564	20,505
	41,646	50,384
Consumer:
Home equity and junior liens	9,896	11,387
Manufactured homes	48,055	44,347
Automobile	22,964	21,469
Student	2,258	2,259
Recreational vehicle	25,291	14,557
Other consumer	5,169	4,271
	113,633	98,290
Total Loans	274,836	276,030
Net deferred loan costs	14,829	11,787
Fair value credit and yield adjustment	(321)	(356)
Less allowance for loan losses	(1,976)	(1,821)
Loans receivable, net	$287,368	$285,640

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company grants residential mortgage, commercial and consumer loans to customers throughout the Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Wayne, Yates, Ontario and Orleans Counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in the Northeastern United States, are purchased regularly from a Connecticut based company. In 2019, the Company also began to purchase modular home loans originated throughout the United States, who then services the loans for the Company. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State.

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

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans unless credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss. Loans not classified are rated as pass.

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	June 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$104,593	$1,021	$2,302	$—	$107,916
	104,593	1,021	2,302	—	107,916
Commercial loans:
Real estate - nonresidential	13,620	4,768	2,456	—	20,844
Multi-family	405	—	—	—	405
Commercial business	15,638	1,240	1,459	—	18,337
	29,663	6,008	3,915	—	39,586
Consumer:
Home equity and junior liens	8,703	—	86	—	8,789
Manufactured homes	48,055	—	—	—	48,055
Automobile	22,886	17	61	—	22,964
Student	2,258	—	—	—	2,258
Recreational vehicle	25,291	—	—	—	25,291
Other consumer	5,028	7	3	—	5,038
	112,221	24	150	—	112,395
Total originated loans	$246,477	$7,053	$6,367	$—	$259,897

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$11,227	$85	$329	$—	$11,641
	11,227	85	329	—	11,641
Commercial loans:
Real estate - nonresidential	1,833	—	—	—	1,833
Commercial business	227	—	—	—	227
	2,060	—	—	—	2,060
Consumer:
Home equity and junior liens	1,072	—	35	—	1,107
Other consumer	131	—	—	—	131
	1,203	—	35	—	1,238
Total acquired loans	$14,490	$85	$364	$—	$14,939

	June 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$115,820	$1,106	$2,631	$—	$119,557
	115,820	1,106	2,631	—	119,557
Commercial loans:
Real estate - nonresidential	15,453	4,768	2,456	—	22,677
Multi-family	405	—	—	—	405
Commercial business	15,865	1,240	1,459	—	18,564
	31,723	6,008	3,915	—	41,646
Consumer:
Home equity and junior liens	9,775	—	121	—	9,896
Manufactured homes	48,055	—	—	—	48,055
Automobile	22,886	17	61	—	22,964
Student	2,258	—	—	—	2,258
Recreational vehicle	25,291	—	—	—	25,291
Other consumer	5,159	7	3	—	5,169
	113,424	24	185	—	113,633
Total loans	$260,967	$7,138	$6,731	$—	$274,836

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$109,752	$627	$2,875	$—	$113,254
	109,752	627	2,875	—	113,254
Commercial loans:
Real estate - nonresidential	15,597	4,433	2,782	—	22,812
Multi-family	5,083	—	42	—	5,125
Commercial business	17,009	842	2,327	—	20,178
	37,689	5,275	5,151	—	48,115
Consumer:
Home equity and junior liens	9,923	—	58	—	9,981
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,046	4	31	—	4,081
	96,459	38	197	—	96,694
Total originated loans	$243,900	$5,940	$8,223	$—	$258,063

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$13,669	$63	$370	$—	$14,102
	13,669	63	370	—	14,102
Commercial loans:
Real estate - nonresidential	1,942	—	—	—	1,942
Commercial business	327	—	—	—	327
	2,269	—	—	—	2,269
Consumer:
Home equity and junior liens	1,362	—	44	—	1,406
Other consumer	190	—	—	—	190
	1,552	—	44	—	1,596
Total acquired loans	$17,490	$63	$414	$—	$17,967

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$123,421	$690	$3,245	$—	$127,356
	123,421	690	3,245	—	127,356
Commercial loans:
Real estate - nonresidential	17,539	4,433	2,782	—	24,754
Multi-family	5,083	—	42	—	5,125
Commercial business	17,336	842	2,327	—	20,505
	39,958	5,275	5,151	—	50,384
Consumer:
Home equity and junior liens	11,285	—	102	—	11,387
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,236	4	31	—	4,271
	98,011	38	241	—	98,290
Total loans	$261,390	$6,003	$8,637	$—	$276,030

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	June 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,003	$828	$1,959	$5,790	$102,126	$107,916
	3,003	828	1,959	5,790	102,126	107,916
Commercial loans:
Real estate - nonresidential	568	—	604	1,172	19,672	20,844
Multi-family	—	—	—	—	405	405
Commercial business	261	76	849	1,186	17,151	18,337
	829	76	1,453	2,358	37,228	39,586
Consumer loans:
Home equity and junior liens	70	—	109	179	8,610	8,789
Manufactured homes	706	—	—	706	47,349	48,055
Automobile	139	41	61	241	22,723	22,964
Student	—	—	—	—	2,258	2,258
Recreational vehicle	119	—	—	119	25,172	25,291
Other consumer	13	7	3	23	5,015	5,038
	1,047	48	173	1,268	111,127	112,395
Total originated loans	$4,879	$952	$3,585	$9,416	$250,481	$259,897

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$202	$—	$310	$512	$11,129	$11,641
	202	—	310	512	11,129	11,641
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,833	1,833
Commercial business	—	—	—	—	227	227
	—	—	—	—	2,060	2,060
Consumer loans:
Home equity and junior liens	—	4	54	58	1,049	1,107
Other consumer	22	—	—	22	109	131
	22	4	54	80	1,158	1,238
Total acquired loans	$224	$4	$364	$592	$14,347	$14,939

	June 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,205	$828	$2,269	$6,302	$113,255	$119,557
	3,205	828	2,269	6,302	113,255	119,557
Commercial loans:
Real estate - nonresidential	568	—	604	1,172	21,505	22,677
Multi-family	—	—	—	—	405	405
Commercial business	261	76	849	1,186	17,378	18,564
	829	76	1,453	2,358	39,288	41,646
Consumer loans:
Home equity and junior liens	70	4	163	237	9,659	9,896
Manufactured homes	706	—	—	706	47,349	48,055
Automobile	139	41	61	241	22,723	22,964
Student	—	—	—	—	2,258	2,258
Recreational vehicle	119	—	—	119	25,172	25,291
Other consumer	35	7	3	45	5,124	5,169
	1,069	52	227	1,348	112,285	113,633
Total loans	$5,103	$956	$3,949	$10,008	$264,828	$274,836

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$2,345	$691	$2,875	$5,911	$107,343	$113,254
	2,345	691	2,875	5,911	107,343	113,254
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	21,577	22,812
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	—	688	827	19,351	20,178
	205	66	1,833	2,104	46,011	48,115
Consumer loans:
Home equity and junior liens	92	23	58	173	9,808	9,981
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	29	36	4,045	4,081
	1,456	518	195	2,169	94,525	96,694
Total originated loans	$4,006	$1,275	$4,903	$10,184	$247,879	$258,063

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$223	$48	$370	$641	$13,461	$14,102
	223	48	370	641	13,461	14,102
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,942	1,942
Commercial business	—	15	—	15	312	327
Other commercial and industrial	—	15	—	15	2,254	2,269

Consumer loans:	46	6	44	96	1,310	1,406
Home equity and junior liens	—	—	2	2	188	190
Other consumer	46	6	46	98	1,498	1,596
	$269	$69	$416	$754	$17,213	$17,967

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$2,568	$739	$3,245	$6,552	$120,804	$127,356
	2,568	739	3,245	6,552	120,804	127,356
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	23,519	24,754
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	15	688	842	19,663	20,505
	205	81	1,833	2,119	48,265	50,384
Consumer loans:
Home equity and junior liens	138	29	102	269	11,118	11,387
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	31	38	4,233	4,271
	1,502	524	241	2,267	96,023	98,290
Total loans	$4,275	$1,344	$5,319	$10,938	$265,092	$276,030

Non-accrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2021	2020

Residential mortgage loans:
One- to four-family	$2,269	$3,245
	2,269	3,245
Commercial loans:
Real estate - nonresidential	604	1,103
Multi-family	—	42
Commercial business	849	688
	1,453	1,833
Consumer loans:
Home equity and junior liens	163	102
Manufactured homes	—	75
Automobile	61	33
Other consumer	3	31
	227	241
Total non-accrual loans	$3,949	$5,319

There were no loans past due more than ninety days and still accruing interest at June 30, 2021 and December 31, 2020.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Troubled Debt Restructurings

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”) in accordance with accounting guidance. Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or is expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that the Company would not otherwise consider for a new loan with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

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

At June 30, 2021, there were 16 TDR loans totaling $2.9 million. One of the outstanding auto TDRs is in non-accrual status due to delinquency greater than 90 days. Each of the other remaining TDR loans continue to accrue interest.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loans information by portfolio class:

	June 30, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,266	$2,387	$—
Commercial real estate - nonresidential	862	1,212	—
Commercial business	73	73	—
Home equity and junior liens	139	139	—

With an allowance recorded:
One- to four-family residential mortgages	347	347	15
Commercial business	429	429	194
Other consumer	3	3	2

Total:
One- to four-family residential mortgages	2,613	2,734	15
Commercial real estate - nonresidential	862	1,212	—
Commercial business	502	502	194
Home equity and junior liens	139	139	—
Other consumer	3	3	2
	$4,119	$4,590	$211

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

One- to four-family residential mortgages	$2,737	$2,516	$2,750	$2,505
Commercial real estate - nonresidential	1,217	4,033	1,218	4,026
Commercial business	509	1,975	519	1,964
Home equity and junior liens	139	84	140	84
Automobile	—	18	—	17
Other consumer	3	2	3	1
	4,605	$8,628	4,630	$8,597

The following table presents interest income recognized on impaired loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

One- to four-family residential mortgages	$20	$17	$44	$37
Commercial real estate - nonresidential	10	19	10	36
Commercial business	1	28	2	46
Home equity and junior liens	—	—	—	1
Manufactured homes	—	—	—	—
Automobile	—	4	—	4
	$31	$68	$56	$124

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

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended June 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$540	$—	$388	$11	$—	$530
Charge-offs	(74)	—	—	—	—	—
Recoveries	1	—	16	6	—	—
Provision (credit) for loan losses	144	—	(28)	(15)	—	33
Ending balance	$611	$—	$376	$2	$—	$563

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$48	$81	$137	$71	$—	$75	$—	$1,881
Charge-offs	—	—	(4)	—	—	(3)	—	(81)
Recoveries	—	—	15	—	—	3	—	41
Provision (credit) for loan losses	(2)	1	(5)	(2)	—	9	—	135
Ending balance	$46	$82	$143	$69	$—	$84	$—	$1,976

	Three Months Ended June 30, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$459	$1	$417	$18	$—	$491
Charge-offs	(6)	—	—	—	—	—
Recoveries	1	—	—	7	—	140
Provision (credit) for loan losses	95	—	92	16	—	(251)
Ending balance	$549	$1	$509	$41	$—	$380

	Three Months Ended June 30, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$53	$—	$127	$74	$—	$67	$45	$1,752
Charge-offs	—	—	(8)	—	—	—	—	(14)
Recoveries	7	—	11	—	1	1	—	168
Provision (credit) for loan losses	(22)	—	4	(4)	(1)	(22)	183	90
Ending balance	$38	$—	$134	$70	$—	$46	$228	$1,996

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$457	$—	$319	$26	$—	$617
Charge-offs	(77)	—	(51)	—	—	(17)
Recoveries	2	—	16	12	—	7
Provision (credit) for loan losses	229	—	92	(36)	—	(44)
Ending balance	$611	$—	$376	$2	$—	$563
Ending balance: related to loans individually evaluated for impairment	$15	$—	$—	$—	$—	$194
Ending balance: related to loans collectively evaluated for impairment	$596	$—	$376	$2	$—	$369
Loans receivable:
Ending balance	$119,557	$—	$22,677	$405	$—	$18,564
Ending balance: individually evaluated for impairment	$2,613	$—	$862	$—	$—	$502
Ending balance: collectively evaluated for impairment	$116,944	$—	$21,815	$405	$—	$18,062

	Six Months Ended June 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Charge-offs	(2)	—	(6)	—	—	(36)	—	(189)
Recoveries	—	—	25	1	7	4	—	74
Provision (credit) for loan losses	2	6	(3)	(1)	(7)	32	—	270
Ending balance	$46	$82	$143	$69	$—	$84	$—	$1,976
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$2	$—	$211
Ending balance: related to loans collectively evaluated for impairment	$46	$82	$143	$69	$—	$82	$—	$1,765
Loans receivable:
Ending balance	$9,896	$48,055	$22,964	$2,258	$25,291	$5,169	$—	$274,836
Ending balance: individually evaluated for impairment	$139	$—	$—	$—	$—	$3	$—	$4,119
Ending balance: collectively evaluated for impairment	$9,757	$48,055	$22,964	$2,258	$25,291	$5,166	$—	$270,717

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(8)	—	—	—	—	—
Recoveries	2	—	—	9	—	140
Provision (credit) for loan losses	180	(1)	88	15	—	(287)
Ending balance	$549	$1	$509	$41	$—	$380
Ending balance: related to loans individually evaluated for impairment	$31	$—	$250	$—	$—	$132
Ending balance: related to loans collectively evaluated for impairment	$518	$1	$259	$41	$—	$248
Loans receivable:
Ending balance	$135,909	$221	$34,884	$5,188	$—	$22,569
Ending balance: individually evaluated for impairment	$2,347	$—	$4,028	$—	$—	$1,975
Ending balance: collectively evaluated for impairment	$133,562	$221	$30,856	$5,188	$—	$20,594

	Six Months Ended June 30, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	—	—	(29)	—	(14)	(3)	—	(54)
Recoveries	12	—	35	—	2	10	—	210
Provision (credit) for loan losses	(24)	—	(14)	1	12	4	206	180
Ending balance	$38	$—	$134	$70	$—	$46	$228	$1,996
Ending balance: related to loans individually evaluated for impairment	$—	$—	$25	$—	$—	$2	$—	$440
Ending balance: related to loans collectively evaluated for impairment	$38	$—	$109	$70	$—	$44	$228	$1,556
Loans receivable:
Ending balance	$11,537	$30,020	$23,154	$2,290	$7,884	$3,776	$—	$277,432
Ending balance: individually evaluated for impairment	$84	$—	$75	$—	$—	$2	$—	$8,511
Ending balance: collectively evaluated for impairment	$11,453	$30,020	$23,079	$2,290	$7,884	$3,774	$—	$268,921

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however, commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”). The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets, and the plans’ funded status:

Generations Bank Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Net periodic expenses recognized in income:
Service cost	$114	$103	$229	$206
Interest cost	105	112	210	224
Expected return on plan assets	(370)	(335)	(740)	(669)
Amortization of net losses	29	34	57	67
Net periodic pension benefit	$(122)	$(86)	$(244)	$(172)

Medina Savings and Loan Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Net periodic expenses recognized in income:
Service cost	$7	$7	$15	$14
Interest cost	33	36	65	71
Expected return on plan assets	(116)	(108)	(232)	(215)
Net periodic pension benefit	$(76)	$(65)	$(152)	$(130)

8.Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total core and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total adjusted assets (as defined).

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021 and December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Common Equity Tier 1 Capital	$40,519	14.16%	$12,873	6.00%	$18,594	8.00%
Total Capital (to Risk-Weighted Assets)	$42,495	14.86%	$22,885	8.00%	$28,606	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$40,519	14.16%	$17,164	4.50%	$22,885	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$40,519	10.62%	$15,260	4.00%	$19,075	5.00%
As of December 31, 2020:
Common Equity Tier 1 Capital	$31,942	12.18%	$15,730	6.00%	$20,974	8.00%
Total Capital (to Risk-Weighted Assets)	$33,768	12.88%	$20,974	8.00%	$26,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$31,942	12.18%	$11,798	4.50%	$10,741	6.50%
Tier 1 Capital (to Total Adjusted Assets)	$31,942	8.72%	$14,648	4.00%	$18,310	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2021 and December 31, 2020, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5%, a common equity Tier 1 capital ratio exceeding 8.00%, a Tier 1 risk-based capital ratio exceeding 6.50% and a total risk-based capital ratio exceeding 10%.

By letter dated September 10, 2020, based on its supervisory profile, the Office of the Comptroller of the Currency (“OCC”) established higher individual minimum capital ratios for Generations Bank. Specifically, effective September 10, 2020, Generations Bank is required to maintain a leverage ratio of 8.0% and a total capital ratio of 12.0%. The individual minimum capital ratios will remain in effect until terminated, modified, or suspended in writing by the OCC.

9.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at June 30, 2021.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments whose contract amounts represent credit risk consist of the following:

	June 30,	December 31,
(In thousands)	2021	2020

Commitments to grant loans	$5,134	$4,009
Unfunded commitments under lines of credit	15,324	14,823

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2021 with fixed interest rates amounted to approximately $5.1 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2021 with variable interest rates amounted to approximately $15.4 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with fixed interest rates amounted to approximately $4.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with variable interest rates amounted to approximately $14.2 million.

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

Commitments to Originate and Sell one- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $11.0 million at June 30, 2021. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $2.2 million at June 30, 2021. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $78,500 at June 30, 2021. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Commitments

As part of the Medina Savings and Loan Association merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $19,000 and $18,000 for the six month periods ended June 30, 2021 and 2020, respectively, and $41,000 for the year ending December 31, 2020.

There are no future minimum lease commitments at June 30, 2021.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Service charges on deposit accounts	$131	$128	$266	$311
Debit card interchange and surcharge income	232	174	443	343
Investment services income	—	27	—	84
Insurance commission and fees	201	190	375	406
Loan servicing fees	33	35	59	71
	$597	$554	$1,143	$1,215

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges, wire transfers, and official check charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance and inactivity fees, which relate primarily to monthly maintenance and servicing, are recognized at the end of the month in which maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposit accounts are withdrawn from the customer’s account balance.

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users who use the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment services income: Prior to June 30, 2020, the Company earned fees from investment brokerage services provided to its customers by an employee who acted as an agent for a third-party service provider, Cadaret Grant. The Company received commissions from Cadaret Grant on a monthly basis based upon customer activity and balances held for the month. The Company employed the agent that arranged the relationship between the customer and the brokerage service provider. Investment brokerage commissions are presented as gross earnings based on the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

commission percentage.  All related costs are recorded as operating expenses.  The Company sold this line of business to a third party at June 30, 2020.

Insurance commissions and fees: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended June 30, 2021 and December 31, 2020.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at June 30, 2021 and December 31, 2020.

Cash and due from banks: The carrying amounts of cash and due from banks approximate fair values.

Interest-earning deposits: The carrying amounts of interest-earning term deposits held in banks approximate fair values.

Investment securities: The fair values of trading, available-for-sale, held-to-maturity, and equity securities are obtained from an independent third party and are based on quoted prices on a nationally recognized exchange (Level 1), where available. At this time, only the equity securities qualify as a Level 1 valuation. If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Subordinated Debt: The carrying value is deemed to approximate the fair value.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	June 30, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$15,269	$15,269	$—	$—	$15,269
Securities available-for-sale	36,244	—	33,064	3,180	36,244
Securities held-to-maturity	1,308	—	1,339	—	1,339
Equity securities	326	326	—	—	326
Loans receivable	287,368	—	—	282,330	282,330
Federal Home Loan Bank	1,683	—	1,683	—	1,683
Accrued interest receivable	1,284	1,284	—	—	1,284

Financial liabilities:
Deposits	$310,461	$90,280	$—	$221,245	$311,525
Long-term borrowings	22,078	—	25,186	—	25,186
Accrued interest payable	51	51	—	—	51

	December 31, 2020
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$26,830	$26,830	$—	$—	$26,830
Securities available-for-sale	17,926	—	14,752	3,174	17,926
Securities held-to-maturity	1,480	—	1,510	—	1,510
Equity securities	661	661	—	—	661
Loans receivable	285,640	—	—	280,887	280,887
Federal Home Loan Bank	1,992	—	1,992	—	1,992
Accrued interest receivable	1,179	1,179	—	—	1,179

Financial liabilities:
Deposits	$309,546	$97,418	$—	$213,757	$311,175
Long-term borrowings	27,628	—	30,053	—	30,053
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	52	52	—	—	52

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$36	$—	$36
Corporate Bonds	—	18,642	—	18,642
Municipal bonds	—	14,386	3,180	17,566
Equity investment securities:
Large cap equity mutual fund	41	—	—	41
Other mutual funds	285	—	—	285
Total investment securities	$326	$33,064	$3,180	$36,570

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$39	$—	$39
Municipal bonds	—	14,713	3,174	17,887
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	626	—	—	626
Total investment securities	$661	$14,752	$3,174	$18,587

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	197
Purchases	826
Principal payments/maturities	(1,017)
Sales	—
Balance - June 30, 2021	$3,180

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment
(In thousands)	Securities
Balance - January 1, 2020	$2,512
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases	1,159
Principal payments/maturities	(7)
Sales	—
Balance - June 30, 2020	$3,664

In 2021 and 2020, the Company purchased municipal bonds in the table above from local government entities which are not actively traded.  The Company receives scheduled principal and interest payments from the municipalities based on the terms of the bonds.  Management receives valuations on these investments on a quarterly basis from an outside party.  As such, the carrying value is deemed to approximate fair value (Level 3).

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,801	$1,801
Foreclosed real estate & repossessed assets	—	—	28	28

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,663	$1,663
Foreclosed real estate & repossessed assets	—	—	45	45

There have been no transfers of assets in or out of any fair value measurement level.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

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

12.Segment Information

The Company has three primary business segments, its community banking franchise, its insurance agency, and a limited-purpose commercial bank.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes Region and Orleans County of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking, and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort for these functions is related to this segment. Major revenue sources include net interest income, service fees on deposit accounts, and investment services commission. Expenses include personnel and branch-network support charges.

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

Information about the segments is presented in the following table as of and for the periods as noted:

	Three Months Ended June 30,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,866	$—	$63	$2,929	$2,473	$—	$144	$2,617
Provision for loan losses	135	—	—	135	90	—	—	90
Net interest income after provision for loan losses	2,731	—	63	2,794	2,383	—	144	2,527
Total noninterest income	508	212	—	720	838	191	—	1,029
Compensation and benefits	(1,252)	(90)	—	(1,342)	(1,124)	(111)	(19)	(1,254)
Other noninterest expense	(1,661)	(31)	(32)	(1,724)	(1,505)	(41)	(23)	(1,569)
Income before income tax expense	326	91	31	448	592	39	102	733
Income tax expense	73	—	6	79	52	—	—	52
Net income	$253	$91	$25	$369	$540	$39	$102	$681

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$5,646	$—	$126	$5,772	$4,815	$—	$269	$5,084
Provision for loan losses	270	—	—	270	180	—	—	180
Net interest income after provision for loan losses	5,376	—	126	5,502	4,635	—	269	4,904
Total noninterest income	947	385	—	1,332	1,105	409	—	1,514
Compensation and benefits	(2,410)	(191)	—	(2,601)	(2,525)	(195)	(38)	(2,758)
Other noninterest expense	(3,222)	(68)	(63)	(3,353)	(3,059)	(89)	(45)	(3,193)
Income before income tax expense (benefit)	691	126	63	880	156	125	186	467
Income tax expense (benefit)	145	—	13	158	(224)	—	—	(224)
Net income	$546	$126	$50	$722	$380	$125	$186	$691

The following represents a reconciliation of the Company’s reported segment assets:

	At June 30,	At December 31,
(In thousands)	2021	2020

Total assets for reportable segments	$396,627	$391,536
Elimination of intercompany balances	(16,539)	(18,522)
Consolidated total assets	$380,088	$373,014

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

13. Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are Smaller Reporting Companies, such as the Company, all other public business entities, and other non-public entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and will hire a vendor to assist with expected credit loss projections. The Allowance for Loan Losses (“ALL”) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 5 and 6 to these condensed consolidated financial statements.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	conditions relating to the Covid-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market area, that are worse than expected;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	government-imposed limitations on our ability to foreclose on or repossess collateral for our loans;
●	government-mandated forbearance programs;
●	the success of our consumer loan portfolio, much of which is purchased from third-party originators, and is secured by collateral outside of our market area, including in particular, automobile, recreational vehicle and manufactured home loans,
●	our ability to access cost-effective funding, including by increasing core deposits and reducing reliance on wholesale funds;
●	fluctuations in real estate values in both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;
●	the performance and availability of purchased loans;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
●	the impact of the Dodd-Frank Act and the implementing regulations;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected, including third-party loan originators;
●	our ability to manage market risk, credit risk, and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing, and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The information for the three and six months ended June 30, 2021 and 2020 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021 or any other period.

	At June 30,	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$380,088	$373,014
Cash and cash equivalents	15,269	26,830
Available-for-sale securities	36,244	17,926
Securities held to maturity	1,308	1,480
Equity securities	326	661
Loans, net	287,368	285,640
Premises and equipment, net	16,360	16,743
Bank-owned life insurance	7,836	7,777
Pension plan asset	9,556	8,720
Federal Home Loan Bank stock, at cost	1,683	1,992
Accrued interest receivable	1,284	1,179
Goodwill and intangible assets, net	1,608	1,640
Other assets	1,218	2,381
Foreclosed real estate and repossessed assets	28	45
Total liabilities	337,543	343,128
Deposits	310,461	309,546
Borrowings	22,078	27,628
Holding company borrowings and subordinated debt	—	1,235
Other liabilities	2,251	2,124
Escrowed funds	2,753	2,595
Total equity	42,545	29,886

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Selected Operating Data:
Interest and dividend income	$3,362	$3,373	$6,683	$6,665
Interest expense	433	756	911	1,581
Net interest income	2,929	2,617	5,772	5,084
Provision for loan losses	135	90	270	180
Net interest income after provision for loan losses	2,794	2,527	5,502	4,904
Noninterest income	720	1,029	1,332	1,514
Noninterest expenses	3,066	2,823	5,954	5,951
Income before income tax expense (benefit)	448	733	880	467
Income tax expense (benefit)	79	52	158	(224)
Net income	$369	$681	$722	$691

	Three Months Ended		Six Months Ended
	June 30,(1)		June 30,(1)
	2021	2020	2021	2020
Performance Ratios:
Return on average assets	0.40%	0.75%	0.39%	0.39%
Return on average equity	4.12%	9.49%	4.04%	4.84%
Interest rate spread(2)	3.45%	3.29%	3.43%	3.29%
Net interest margin(3)	3.45%	3.27%	3.43%	3.26%
Noninterest expense to average total assets	3.33%	3.12%	3.24%	3.34%
Efficiency ratio(4)	84.02%	77.43%	83.81%	90.19%
Average interest-earning assets to average interest-bearing liabilities	101.10%	96.95%	100.55%	96.33%
Average equity to average total assets	9.72%	7.94%	9.73%	8.10%

Asset Quality Ratios:
Non-performing assets to total assets	1.05%	1.27%	1.05%	1.27%
Non-performing loans to total loans	1.36%	1.70%	1.36%	1.70%
Allowance for loan losses to non-performing loans	50.04%	42.40%	50.04%	42.40%
Allowance for loan losses to total loans	0.72%	0.72%	0.72%	0.72%

Capital Ratios: (Bank only)
Common equity Tier 1 capital to risk-weighted assets	14.16%	11.91%	14.16%	11.91%
Total capital (to risk-weighted assets)	14.86%	12.69%	14.86%	12.69%
Tier 1 capital (to risk-weighted assets)	14.16%	11.91%	14.16%	11.91%
Tier 1 capital (to total assets)	10.62%	8.30%	10.62%	8.30%

Other:
Number of full-service offices	9	11	9	11
Number of full-time equivalent employees	95	102	95	102

(1)	Annualized where appropriate.
(2)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets increased $7.1 million, or 1.9%, to $380.1 million at June 30, 2021 from $373.0 million at December 31, 2020.  The increase resulted primarily from increases in investment securities available-for-sale of $18.3 million, net loans of $1.7 million, and pension plan assets of $836,000, partially offset by decreases in cash and cash equivalents of $11.6 million and $1.2 million in other assets.

Investment Securities Available-for-sale. Investment securities available-for-sale increased $18.3 million, or 102.2%, to $36.2 million at June 30, 2021 from $17.9 million at December 31, 2020.  The increase in investment securities available-for-sale resulted from the purchase of $23.0 million of bonds, partially offset by bond maturities and principal repayments of $2.7 million and bond sales of $2.0 million.

Net Loans. Net loans increased $1.7 million, or 0.6%, to $287.4 million at June 30, 2021 from $285.6 million at December 31, 2020. The increase resulted from increases in recreational vehicles of $10.7 million, or 73.7%, manufactured homes of $3.7 million, or 8.4%, automobile loans of $1.5 million, or 7.0%, and other consumer loans of $898,000, or 21.0%, offset by decreases in one- to four-family residential real estate loans of $7.8 million, or 6.1%, multi-family loans of $4.7 million, or 92.1%, nonresidential loans of $2.1 million, or 8.4%, commercial business loans of $1.9 million, or 9.5%, and home equity and junior liens of $1.5 million, or 13.1%.

Net deferred fees increased $3.0 million, or 25.8%, during the six months ended June 30, 2021, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of automobile, recreational vehicle and manufactured home loans. During the six months ended June 30, 2021, we purchased $6.5 million of automobile loans, $11.7 million of recreational vehicle loans, $7.9 million of manufactured home loans, and $168,000 of one- to four-family loans.  In the second quarter of 2021, we finalized the loan submission process to begin purchasing one- to four-family residential real estate loans in the secondary market.

Pension Plan Assets.  Pension plan assets increased $836,000, or 9.6%, to $9.6 million at June 30, 2021 from $8.7 million at December 31, 2020. The increase resulted from estimated returns on pension assets of $972,000 and employer contributions of $382,000, partially offset by estimated benefits paid of $243,000 and interest costs of $275,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $11.6 million, or 43.1%, to $15.3 million at June 30, 2021 from $26.8 million at December 31, 2020 primarily due to purchases of investment securities available-for-sale and loans.

Other Assets.  Other assets decreased $1.2 million, or 48.8%, to $1.2 million at June 30, 2021 from $2.4 million at December 31, 2020.  The decrease was due to stock offering expenses being appropriately applied against gross proceeds raised at the conclusion of the offering.

Deposits.  Deposits increased $916,000, or 0.3%, to $310.5 million at June 30, 2021 from $309.5 million at December 31, 2020.  Interest-bearing accounts increased $9.4 million, or 3.8%, to $253.2 million at June 30, 2021 from $243.9 million at December 31, 2020.  The largest increase in interest-bearing deposits was in savings accounts which increased $6.8 million, or 6.7%, to $109.1 million at June 30, 2021 from $102.3 million at December 31, 2020.  Money market accounts increased $3.4 million, or 12.8%, to $29.7 million at June 30, 2021 from $26.3 million at December 31, 2020.  Additionally, interest-bearing checking accounts increased $2.5 million, or 7.8%, to $34.2 million at June 30, 2021 from $31.7 million at December 31, 2020.  Certificates of deposit decreased $3.3 million, or 4.0%, to $80.2 million at June 30, 2021 from $83.5 million at December 31, 2020. Noninterest-bearing deposits decreased $8.4 million, or 12.8%, to $57.2 million at June 30, 2021 from $65.7 million as of December 31, 2020.

Municipal deposits held at Generations Commercial Bank decreased $1.6 million, or 22.0%, to $5.5 million at June 30, 2021 from $7.1 million at December 31, 2020.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $5.6 million, or 20.1%, to $22.1 million at June 30, 2021 from $27.6 million at December 31, 2020 due to repayments.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings, which totaled $1.2 million at December 31, 2020 were repaid in full during January 2021.

Total Equity. Total equity increased $12.7 million, or 42.4%, to $42.5 million at June 30, 2021 from $29.9 million at December 31, 2020.  The increase was primarily due to net proceeds of $13.2 million from the stock offering completed in January 2021, net income of $722,000, and a decrease of $204,000 in accumulated other comprehensive loss during the six months ended June 30, 2021 as a result of an increase in the fair market value of our investment securities available-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General.  Net income for the quarter ended June 30, 2021 was $369,000 as compared to $681,000 for the quarter ended June 30, 2020, a decrease of $312,000 or 45.8%.  The decrease was due to a $243,000 increase in noninterest expense, a $45,000 increase in provision for loan losses, a $27,000 increase in income tax expense, and a $309,000 decrease in noninterest income, partially offset by a $312,000 increase in net interest income.

Interest and Dividend Income.  Interest and dividend income decreased $11,000, or 0.3%, to $3.4 million for the quarter ended June 30, 2021.  This decrease was primarily attributable to a net decrease of $59,000 in interest on investment securities, partially offset by a $45,000 increase in interest on loans receivable.  The average balance of investment securities increased $1.1 million, or 3.2%, to $36.8 million for the quarter ended June 30, 2021 from $35.7 million for the quarter ended June 30, 2020, while the average yield on investment securities decreased 64 basis points to 2.49% for the 2021 period from 3.13% for the 2020 period. The average balance of loans increased $10.7 million, or 3.9%, to $284.5 million for the quarter ended June 30, 2021 from $273.8 million for the quarter ended June 30, 2020, while the average yield on loans decreased 10 basis points to 4.37% for the 2021 period from 4.47% for the 2020 period, reflecting the lower market interest rate environment period to period.

Interest Expense.  Total interest expense decreased $323,000, or 42.7%, to $433,000 for the quarter ended June 30, 2021 from $756,000 for the quarter ended June 30, 2020.  Interest expense on total interest-bearing deposits decreased $262,000, or 44.9%, to $322,000 for the quarter ended June 30, 2021 from $584,000 for the quarter ended June 30, 2020.  The decrease was primarily attributable to a decrease of $20.1 million, or 19.8%, in the average balance of certificates of deposit to $81.6 million for the quarter ended June 30, 2021 from $101.7 million for the quarter ended June 30, 2020 in addition to a decrease in the average cost of 93 basis points to 0.83% for the quarter ended June 30, 2021 from 1.76% for the same period in 2020.  Interest expense on borrowings decreased $61,000, or 35.5%, to $111,000 for the quarter ended June 30, 2021 from $172,000 for the quarter ended June 30, 2020, due to a 20 basis points decrease in average borrowing costs to 1.87% for the quarter ended June 30, 2021 from 2.07% for the quarter ended June 30, 2020 as a result of a decrease in the average balance of borrowings to $23.7 million for the quarter ended June 30, 2021 from $33.5 million for the quarter ended June 30, 2020.

Net Interest Income.  Net interest income increased $312,000, or 11.9%, to $2.9 million for the quarter ended June 30, 2021 from $2.6 million for the quarter ended June 30, 2020.  Our net interest rate spread increased to 3.45% for the quarter ended June 30, 2021 from 3.29% for the quarter ended June 30, 2020.  Our net interest margin increased to 3.45% for the quarter ended June 30, 2021 from 3.27% for the same period in 2020.  Net interest rate spread and net interest margin were affected primarily by the change in funding sources and the decrease in market interest rates between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $135,000 for the quarter ended June 30, 2021 as compared to a provision for loan losses of $90,000 for the quarter ended June 30, 2020.  The allowance for loan losses was $2.0 million, or 0.72%, of total loans at June 30, 2021 as compared to $1.8 million, or 0.65%, of total loans at December 31, 2020. The increase provision for loan losses in the 2021 period was due primarily to an increase in purchased loans secured by manufactured homes, automobiles, and recreational vehicles.

Noninterest Income.  Noninterest income decreased $309,000, or 30.0%, to $720,000 for the quarter ended June 30, 2021 from $1.0 million for the quarter ended June 30, 2020.  The decrease was primarily due to decreases in other income, realized gains on equity securities, and investment services commissions, partially offset by an increase in banking fees and service charges.  Other income decreased $288,000, or 80.9%, to $68,000 for the quarter ended June 30, 2021 from $356,000 for the quarter ended June 30, 2021 primarily due to a $330,000 gain realized on the sale of the investment services book of business in June 2020.  Realized gains on equity securities decreased $23,000, or 56.1%, to $18,000 for the quarter ended June 30, 2021 as compared to $41,000 for the quarter ended June 30, 2020 due to decreases in the fair market value.   Investment services commissions decreased $27,000 to $0 for the quarter ended June 30, 2021 because we sold the investment services book of business in June 2020.  Banking fees and service charges increased $59,000, or 17.4%, to $398,000 for the quarter ended June 30, 2021 from $339,000 for the quarter ended June 30, 2020 due to an increase in ATM interchange income partially offset by fewer insufficient funds charges and loan late fees assessed as a result of higher customer deposits.

Noninterest Expense.  Noninterest expense increased $243,000, or 8.6%, to $3.1 million for the quarter ended June 30, 2021 from $2.8 million for the quarter ended June 30, 2020 due to increases in compensation and benefits, regulatory assessments, and other expenses.  Compensation and benefits increased $88,000, or 7.0%, to $1.3 million for the quarter ended June 30, 2021 due to a reduction in deferred compensation benefit for the quarter ended June 30, 2021 as compared to the same period in 2020.  Regulatory assessments increased $47,000, or 68.1%, to $116,000 for the quarter ended June 30, 2021 from $69,000 for the quarter ended June 30, 2020 due to higher deposit insurance costs.  Other expenses increased $42,000, or 15.3%, to $317,000 for the quarter ended June 30, 2021 from $275,000 for the quarter ended June 30, 2020.  Directors fees, a component of other expenses, increased $57,000 as realized gains for equity securities held in the directors’ retirement plan for the quarter ended June 30, 2021 were recorded as an increase in directors fees and as realized gains on securities.

Income Taxes.  Income tax expense increased $27,000, or 51.9%, to $79,000 for the quarter ended June 30, 2021 as compared to income tax expense of $52,000 for the quarter ended June 30, 2020.  The increase in income tax expense for the quarter ended June 30, 2021 as compared to the same period in 2020 was due to higher income before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General.  Net income for the six months ended June 30, 2021 was $722,000 as compared to $691,000 for the six months ended June 30, 2020, an increase of $31,000 or 4.5%.  The increase was due to a $688,000 increase in net interest income, partially offset by a $382,000 increase in income tax expense, a $90,000 increase in provision for loan losses, a $3,000 increase in noninterest expense, and an $182,000 decrease in noninterest income.

Interest and Dividend Income.  Interest and dividend income increased $18,000, or 0.3%, to $6.7 million for the six months ended June 30, 2021.  This increase was primarily attributable to a $182,000 increase in interest on loans receivable, partially offset by a net decrease of $161,000 in interest on investment securities.  The average balance of loans increased $15.6 million, or 5.8%, to $283.5 million for the six months ended June 30, 2021 from $267.8 million for the six months ended June 30, 2020, while the average yield on loans decreased 51 basis points to 4.00% for the 2021 period from 4.51% for the 2020 period, reflecting the lower market interest rate environment period to period.  The average balance of investment securities decreased $3.6 million, or 10.1%, to $32.2 million for the six months  ended June 30, 2021 from $35.8 million for the six months ended June 30, 2020 in addition to an eight basis points decrease in the average yield on investment securities to 3.00% for the 2021 period from 3.08% for the 2020 period.

Interest Expense.  Total interest expense decreased $670,000, or 42.4%, to $911,000 for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020.  Interest expense on total interest-bearing deposits decreased $570,000, or 46.0%, to $669,000 for the six months ended June 30, 2021 from $1.2 million for the six months ended June 30, 2020.  The decrease was primarily attributable to a decrease of $21.5 million in the average balance of certificates of deposit to $82.4 million for the six months ended June 30, 2021 from $103.9 million for the six months ended June 30, 2020 in addition to a decrease in the average cost of 94 basis points to 0.90% for the six months ended June 30, 2021 from 1.84% for the same period in 2020.  Interest expense on borrowings decreased $100,000, or 29.2%, to $242,000 for the six months ended June 30, 2021 from $342,000 for the six months ended June 30, 2020, due to a 15 basis points decrease in average borrowing costs to 1.94% for the six months ended June 30, 2021 from 2.09% for the six months ended June 30, 2020 as a result of a decrease in the average balance of borrowings to $24.9 million for the six months ended June 30, 2021 from $32.8 million for the six months ended June 30, 2020.

Net Interest Income.  Net interest income increased $688,000, or 13.5%, to $5.8 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020.  Our net interest rate spread increased to 3.43% for the six months ended June 30, 2021 from 3.29% for the six months ended June 30, 2020.  Our net interest margin increased to 3.43% for the six months ended June 30, 2021 from 3.26% for the same period in 2020.  Net interest rate spread and net interest margin were affected primarily by the change in funding sources and the decrease in market interest rates between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $270,000 for the six months ended June 30, 2021 as compared to a provision for loan losses of $180,000 for the six months ended June 30, 2020.  The allowance for loan losses was $2.0 million, or 0.72%, of total loans at June 30, 2021 as compared to $1.8 million, or 0.65%, of total loans at December 31, 2020. The increase provision for loan losses in the 2021 period was due primarily to an increase in purchased loans secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income decreased $182,000, or 12.0%, to $1.3 million for the six months ended June 30, 2021 from $1.5 million for the six months ended June 30, 2020.  The decrease was primarily due to decreases in other income and investment services commissions, partially offset by an increase in realized gains on equity securities.  Other income decreased $279,000, or 73.2%, to $102,000 for the six months ended June 30, 2021 from $381,000 for the six months ended June 30, 2020 primarily due to a $330,000 gain realized on the sale of the investment services book of business in June 2020.  Investment services commissions decreased $84,000 to $0 for the six months ended June 30, 2021 because we sold the investment services book of business in June 2020.  Realized gains on equity securities increased $210,000, or 101.5%, to a gain of $3,000 for the six months ended June 30, 2021 as compared to a loss of $207,000 for the six months ended June 30, 2020 due to an increase in the fair market value.

Noninterest Expense.  Noninterest expense increased $3,000, or 0.1%, to $6.0 million for the six months ended June 30, 2021 due to increases in regulatory assessments and service charges, partially offset by a decrease in compensation and benefits.  Regulatory assessments increased $77,000, or 57.5%, to $211,000 for the six months ended June 30, 2021 from $134,000 for the six months ended June 30, 2020 due to higher deposit insurance costs.  Service charges increased $60,000, or 6.3%, to $1.0 million for the six months ended June 30, 2021 from $950,000 for the six months ended June 30, 2020 due to higher technology costs.  Compensation and benefits decreased $157,000, or 5.7%, to $2.6 million for the six months ended June 30, 2021 from $2.8 million for the six months ended June 30, 2020 due to decreases in salaries and health insurance premium expense as a result of a reduction in the number of employees in addition to an increase in pension expense benefit.

Income Taxes.  Income tax expense increased $382,000, or 170.5%, to $158,000 for the six months ended June 30, 2021 as compared to an income tax benefit of $224,000 for the six months ended June 30, 2020.  The increase in income tax expense for the six months ended June 30, 2021 as compared to the same period in 2020 was due to our ability to carryback a net operating loss pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$284,549	$3,107	4.37%	$273,827	$3,062	4.47%
Securities	36,821	229	2.49	35,685	278	3.13
Interest earning deposits	16,629	3	0.07	8,674	-	0.05
Other	1,768	23	5.20	2,320	33	5.69
Total interest-earning assets	339,767	3,362	3.96	320,506	3,373	4.21
Non-interest-earning assets	28,955			41,359
Total assets	$368,722			$361,865

Interest-bearing liabilities:
Demand deposits	$91,680	$14	0.06%	$77,456	$12	0.06%
Money market accounts	29,933	26	0.35	24,741	22	0.36
Savings accounts	109,131	111	0.41	93,157	103	0.44
Certificates of deposit	81,596	171	0.83	101,687	447	1.76
Total interest-bearing deposits	312,340	322	0.41	297,041	584	0.79
Borrowings	23,727	111	1.87	33,457	172	2.07
Total interest-bearing liabilities	336,067	433	0.51	330,498	756	0.92
Other non-interest bearing liabilities	(3,195)			2,653
Total liabilities	332,872			333,151
Equity	35,850			28,714
Total liabilities and equity	$368,722			$361,865

Net interest income		$2,929			$2,617
Interest rate spread			3.45%			3.29%
Net interest-earning assets	$3,700			$(9,992)
Net interest margin			3.45%			3.27%
Average interest-earning assets to average
to interest-bearing liabilities	101.10%			96.95%

	Six Months Ended June 30,
	2021			2020
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate

Interest-earning assets:	(In thousands)
Loans	$283,492	$6,216	4.00%	$267,845	$6,034	4.51%
Securities	32,153	414	3.00	35,764	550	3.08
Interest earning deposits	18,699	7	0.07	5,904	10	0.34
Other	1,841	46	5.00	2,307	71	6.16
Total interest-earning assets	336,185	6,683	3.97	311,820	6,665	4.27
Non-interest-earning assets	31,291			42,382
Total assets	$367,476			$354,202

Interest-bearing liabilities:
Demand deposits	$90,208	$27	0.06%	$72,614	$21	0.06%
Money market accounts	28,781	50	0.35	24,601	56	0.46
Savings accounts	108,077	218	0.40	89,839	205	0.46
Certificates of deposit	82,363	374	0.90	103,861	957	1.84
Total interest-bearing deposits	309,429	669	0.43	290,915	1,239	0.85
Borrowings	24,913	242	1.94	32,768	342	2.09
Total interest-bearing liabilities	334,342	911	0.54	323,683	1,581	0.98
Other non-interest bearing liabilities	(2,610)			1,579
Total liabilities	331,732			325,262
Equity	35,744			28,664
Total liabilities and equity	$367,476			$353,926

Net interest income		$5,772			$5,084
Interest rate spread			3.43%			3.29%
Net interest-earning assets	$1,843			$(11,863)
Net interest margin			3.43%			3.26%
Average interest-earning assets to average
to interest-bearing liabilities	100.55%			96.33%

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2021, the Bank had $22.1 million outstanding in advances from the FHLB. At June 30, 2021, the Bank had an additional $15.5 million in lines of credit available with other financial institutions.  No advances received can exceed 50% of the Bank’s capital. At June 30, 2021 and December 31, 2020, there were no outstanding advances on this line.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million and $786,000 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of and maturing securities, was $19.9 million and $23.1 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $6.2 million and $22.4 million for the six months ended June 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to Generations Bancorp during the six months ended June 30, 2021 or the year ended December 31, 2020.  At June 30, 2021, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $2.0 million.

At June 30, 2021 and December 31, 2020, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 8 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable

(c)	There were no issuer repurchases of securities during the period covered by this Report.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: August 6, 2021	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: August 6, 2021	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer