Form 10-Q
period 2021-09-30
Generations Bancorp NY, Inc.
filed 2021-11-05
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

2,458,401 shares of the Registrant common stock, par value $0.01 per share, were issued and outstanding as of November 4, 2021.

Index

Page
PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Statements of Financial Condition – September 30, 2021 (Unaudited) and December 31, 2020	1

Condensed Consolidated Statements of Income – Three-month and Nine-month Periods Ended September 30, 2021 and 2020 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Income – Three-month and Nine-month Periods Ended September 30, 2021 and 2020 (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three-month and Nine-month Periods Ended September 30, 2021 and 2020 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2021 and 2020 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION	55

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	57

Signatures	58

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
(In thousands, except share data)	2021	2020
	(Unaudited)
ASSETS:
Cash and due from banks	$5,685	$4,168
Interest earning deposits	6,500	22,662
Total cash and cash equivalents	12,185	26,830
Investment securities available-for-sale, at fair value	36,846	17,926
Investment securities held-to-maturity (fair value 2021-$1,208, 2020-$1,510)	1,184	1,480
Equity investment securities, at fair value	325	661
Federal Home Loan Bank stock, at cost	1,562	1,992
Loans	289,490	287,461
Less: Allowance for loan losses	(2,071)	(1,821)
Loans receivable, net	287,419	285,640
Premises and equipment, net	15,955	16,743
Bank-owned life insurance	7,863	7,777
Pension plan asset	9,782	8,720
Foreclosed real estate & repossessed assets	56	45
Goodwill	792	792
Intangible assets, net	800	848
Accrued interest receivable	1,305	1,179
Other assets	1,300	2,381
Total assets	$377,374	$373,014

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,695	$65,673
Interest-bearing	253,813	243,873
Total deposits	311,508	309,546
Long-term borrowings	19,858	27,628
Subordinated debt	—	1,235
Advances from borrowers for taxes and insurance	1,372	2,595
Other liabilities	2,170	2,124
Total liabilities	334,908	343,128
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 and 9,000,000 shares authorized in 2021 and 2020, respectively; 2,458,401 and 2,546,836(1) shares issued in 2021 and 2020, respectively; and 2,458,401 and 2,458,580(1) shares outstanding in 2021 and 2020 respectively	26	26
Additional paid in capital	24,492	11,954
Retained earnings	21,151	20,256
Accumulated other comprehensive loss	(1,475)	(1,415)
Treasury stock, at cost; 88,256 shares in 2020(1)	—	(614)
Stock held in rabbi trust	(627)	(290)
Unearned ESOP shares, at cost	(1,101)	(31)
Total shareholders' equity	42,466	29,886
Total liabilities and shareholders' equity	$377,374	$373,014

(1)    Share amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the .9980 exchange ratio applied in the conversion offering (see Note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$3,247	$3,149	$9,463	$9,183
Debt and equity securities:
Taxable	156	11	369	64
Tax-exempt	99	199	300	696
Interest-earning deposits	8	1	15	11
Other	21	32	67	103
Total interest income	3,531	3,392	10,214	10,057
Interest expense:
Deposits	300	561	969	1,800
Short-term borrowings	—	2	—	2
Long-term borrowings	96	144	329	457
Subordinated debt	—	20	9	49
Total interest expense	396	727	1,307	2,308
Net interest income	3,135	2,665	8,907	7,749
Provision for loan losses	135	150	405	330
Net interest income after provision for loan losses	3,000	2,515	8,502	7,419
Noninterest income:
Banking fees and service charges	400	370	1,172	1,099
Mortgage banking income, net	16	11	39	36
Insurance commissions	172	180	547	586
Investment services commissions	—	2	—	86
Earnings on bank-owned life insurance	27	37	86	104
Realized gains (losses) on equity securities	(1)	2	2	(176)
Net gain on sale of securities	13	509	11	509
Other charges, commissions & fees	44	34	146	431
Total noninterest income	671	1,145	2,003	2,675
Noninterest expense:
Compensation and benefits	1,341	1,290	3,942	4,048
Occupancy and equipment	513	522	1,564	1,573
Impairment of long-lived assets	300	—	300	—
Service charges	537	503	1,547	1,453
Regulatory assessments	106	79	317	213
Professional and other services	171	135	454	401
Advertising	108	108	325	325
Other expenses	389	360	970	935
Total noninterest expenses	3,465	2,997	9,419	8,948
Income before income tax expense (benefit)	206	663	1,086	1,146
Income tax expense (benefit)	33	23	191	(201)
Net income	173	640	895	1,347
Net income available to common shareholders	$173	$640	$895	$1,347
Basic and diluted earnings per common share	$0.07	$0.26	$0.38	$0.55

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net income	$173	$640	$895	$1,347
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(349)	157	(150)	1,003
Reclassification adjustment for net gains included in net income	(13)	(480)	(11)	(480)
Net unrealized gains (losses) on securities available-for-sale	(362)	(323)	(161)	523
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	28	33	85	100
Net change in defined benefit pension plan asset	28	33	85	100
Other comprehensive income (loss), before tax	(334)	(290)	(76)	623
Tax effect	70	61	16	(131)
Other comprehensive income (loss), net of tax	(264)	(229)	(60)	492
Total comprehensive income (loss)	$(91)	$411	$835	$1,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545
Net income	—	—	173	—	—	—	—	173
Other comprehensive loss	—	—	—	(264)	—	—	—	(264)
ESOP shares committed to be released	—	1	—	—	—	—	11	12
Balance, September 30, 2021	$26	$24,492	$21,151	$(1,475)	$—	$(627)	$(1,101)	$42,466

Balance, June 30, 2020	$26	$11,958	$19,278	$(941)	$(615)	$(290)	$(62)	$29,354
Net income	—	—	640	—	—	—	—	640
Other comprehensive loss	—	—	—	(229)	—	—	—	(229)
ESOP shares committed to be released	—	(2)	—	—	—	—	15	13
Balance, September 30, 2020	$26	$11,956	$19,918	$(1,170)	$(615)	$(290)	$(47)	$29,778

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, January 1, 2021	$26	$11,954	$20,256	$(1,415)	(614)	$(290)	$(31)	$29,886
Net income	—	—	895	—	—	—	—	895
Proceeds from issuance of 1,477,575 shares of commons stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury Stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive loss	—	—	—	(60)	—	—	—	(60)
Purchase of common stock for DRP	—	—	—	—	—	(337)	—	(337)
ESOP shares committed to be released	—	1	—	—	—	—	34	35
Balance, September 30, 2021	$26	$24,492	$21,151	$(1,475)	$—	$(627)	$(1,101)	$42,466

Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	$(573)	$—	$(93)	$28,231
Net income	—	—	1,347	—	—	—	—	1,347
Other comprehensive income	—	—	—	492	—	—	—	492
Purchase of common stock for SERPs	—	—	—	—	—	(290)	—	(290)
Repurchase of common stock	—	—	—	—	(42)	—	—	(42)
ESOP shares committed to be released	—	(6)	—	—	—	—	46	40
Balance, September 30, 2020	$26	$11,956	$19,918	$(1,170)	$(615)	$(290)	$(47)	$29,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$895	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	405	330
Deferred income tax expense (benefit)	239	(201)
Realized gains on sales of:
Securities	(11)	(509)
Gain on merger with Medina Savings and Loan Association	—	—
Write-down of premises and equipment to fair value	—	25
Impairment of long-lived asset	300	—
Write-down of other real estate owned to fair value	—	30
Realized (gains) losses on equity securities	(2)	176
Directors' retirement plan net gains	—	(98)
Depreciation	784	795
Amortization of intangible asset	48	49
Amortization of fair value adjustment to purchased loan portfolio	(52)	(52)
ESOP expense	35	46
Amortization of deferred loan costs	69	306
Earnings on bank-owned life insurance	(86)	(104)
Change in pension plan assets	(976)	(734)
Net amortization of premiums and discounts on investment securities	226	(21)
Net change in accrued interest receivable	(126)	(211)
Net change in other assets and liabilities	(317)	(1,198)
Net cash provided (used) by operating activities	1,431	(24)
INVESTING ACTIVITIES
Purchase of equity investment securities	(1)	(1)
Purchase of investment securities available-for-sale	(25,293)	(2,008)
Net proceeds from the redemption of Federal Home Loan Bank stock	430	147
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	2,961	1,422
Held-to-maturity investment securities	290	457
Proceeds from sale of:
Available-for-sale investment securities	3,041	9,110
Equity investment securities	—	2,422
Real estate and repossessed assets acquired	56	60
Premises and equipment	79	—
Net change in loans	(2,268)	(31,711)
Purchase of premises and equipment	(375)	(178)
Net cash used in investing activities	(21,080)	(20,280)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	4,843	39,392
Net change in time deposits	(2,881)	(18,722)
Net change in brokered time deposits	—	(640)
Payments on long-term borrowings	(7,770)	(7,384)
Proceeds (Repayment) from subordinated debt offering	(1,235)	500
Proceeds from long-term borrowings	—	6,000
Net proceeds from stock offering and conversion	13,151	—
Purchase of common stock for ESOP	(1,104)	—
Repurchase of common stock	—	(42)
Net cash provided by financing activities	5,004	19,104
Net change in cash and cash equivalents	(14,645)	(1,200)
Cash and cash equivalents at beginning of period	26,830	13,448
Cash and cash equivalents at end of period	$12,185	$12,248
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$1,302	$2,225
Transfer of loans to foreclosed real estate	67	28

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

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain prior period data presented in the consolidated financial statements has been reclassified to conform to current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, June 30, 2021	$882	$(2,093)	$(1,211)
Other comprehensive loss before reclassifications	(276)	—	(276)
Amounts reclassified from AOCI to the income statement	(11)	23	12
Net current-period other comprehensive income (loss)	(287)	23	(264)
Balance, September 30, 2021	$595	$(2,070)	$(1,475)

Balance, June 30, 2020	$1,326	$(2,267)	$(941)
Other comprehensive income before reclassifications	124	—	124
Amounts reclassified from AOCI to the income statement	(379)	26	(353)
Net current-period other comprehensive income (loss)	(255)	26	(229)
Balance, September 30, 2020	$1,071	$(2,241)	$(1,170)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Nine Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive loss before reclassifications	(119)	—	(119)
Amounts reclassified from AOCI to the income statement	(9)	68	59
Net current-period other comprehensive income (loss)	(128)	68	(60)
Balance, September 30, 2021	$595	$(2,070)	$(1,475)

Balance, January 1, 2020	$658	$(2,320)	$(1,662)
Other comprehensive income before reclassifications	792	—	792
Amounts reclassified from AOCI to the income statement	(379)	79	(300)
Net current-period other comprehensive income	413	79	492
Balance, September 30, 2020	$1,071	$(2,241)	$(1,170)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected Line Item in the
(In thousands)	2021	2020	2021	2020	Statement of Income

Available-for-sale securities:
Realized gain on sale of securities	$(13)	$(480)	$(11)	$(480)	Net gain on sale of securities
Tax effect	2	101	2	101	Income tax expense
	$(11)	$(379)	$(9)	$(379)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$28	$33	$85	$100	Compensation and benefits
Tax effect	(5)	(7)	(17)	(21)	Income tax benefit
	$23	$26	$68	$79	Net income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,348,000 and 2,458,000(1), for the three months ended September 30, 2021 and 2020, and 2,352,000 and 2,456,000(1) for the nine months ended September 30, 2021 and 2020.   The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

4.Securities

Investments in securities available-for-sale, held-to-maturity and equity are summarized as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$34	$1	$—	$35
Corporate bonds	19,518	391	(382)	19,527
State and political subdivisions	16,539	839	(94)	17,284
Total securities available-for-sale	$36,091	$1,231	$(476)	$36,846

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,184	$27	$(3)	$1,208
Total securities held-to-maturity	$1,184	$27	$(3)	$1,208

Equity securities:
Large cap equity mutual fund	$41			$41
Other mutual funds	284			284
Total of equity securities	$325			$325

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	September 30, 2021
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs(1)	$—	$—	$24	$—	$24	$—
Corporate bonds	7,228	(382)	—	—	7,228	(382)
State and political subdivisions	4,754	(94)	—	—	4,754	(94)
Total securities available-for-sale	$11,982	$(476)	$24	$—	$12,006	$(476)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$—	$—	$170	$(3)	$170	$(3)
Total securities held-to-maturity	$—	$—	$170	$(3)	$170	$(3)

(1)	Aggregate unrealized loss position is less than $1,000.

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

Eleven government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of September 30, 2021.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $800 or less.

There are 21 bond issues held by the Bank that have an unrealized loss as of September 30, 2021. The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments. All interest payments have historically been made timely. The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at September 30, 2021, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	September 30, 2021
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10	$10	$—	$—
Due over one year through five years	2,219	2,243	—	—
Due over five through ten years	5,270	5,407	—	—
Due after ten years	28,558	29,151	—	—
	36,057	36,811	—	—
Residential mortgage-backed securities	34	35	1,184	1,208
Total	$36,091	$36,846	$1,184	$1,208

Gross realized gains on sales and redemptions of available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(unaudited)	(unaudited)
Realized gains	$13	$480	$11	$480
	$13	$480	$11	$480

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Securities with a fair value of $5,386,183 and $6,969,058 were pledged to collateralize certain deposit arrangements at September 30, 2021 and December 31, 2020 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	September 30,	December 31,
(In thousands)	2021	2020

Originated Loans:
Residential mortgages:
One- to four-family	$105,206	$113,254
Construction	193	—
	105,399	113,254
Commercial loans:
Real estate - nonresidential	20,436	22,812
Multi-family	403	5,125
Commercial business	14,987	20,178
	35,826	48,115
Consumer:
Home equity and junior liens	9,022	9,981
Manufactured homes	48,234	44,347
Automobile	22,940	21,469
Student	2,216	2,259
Recreational vehicle	30,185	14,557
Other consumer	5,731	4,081
	118,328	96,694
Total originated loans	259,553	258,063
Net deferred loan costs	16,197	11,854
Less allowance for loan losses	(2,071)	(1,821)
Net originated loans	$273,679	$268,096

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30,	December 31,
(In thousands)	2021	2020

Acquired Loans:
Residential mortgages:
One- to four-family	$10,976	$14,102
	10,976	14,102
Commercial loans:
Real estate - nonresidential	1,790	1,942
Commercial business	171	327
	1,961	2,269
Consumer:
Home equity and junior liens	1,070	1,406
Other consumer	98	190
	1,168	1,596
Total acquired loans	14,105	17,967
Net deferred loan costs	(61)	(67)
Fair value credit and yield adjustment	(304)	(356)
Net acquired loans	$13,740	$17,544

	September 30,	December 31,
(In thousands)	2021	2020

Total Loans:
Residential mortgages:
One- to four-family	$116,182	$127,356
Construction	193	—
	116,375	127,356
Commercial loans:
Real estate - nonresidential	22,226	24,754
Multi-family	403	5,125
Commercial business	15,158	20,505
	37,787	50,384
Consumer:
Home equity and junior liens	10,092	11,387
Manufactured homes	48,234	44,347
Automobile	22,940	21,469
Student	2,216	2,259
Recreational vehicle	30,185	14,557
Other consumer	5,829	4,271
	119,496	98,290
Total Loans	273,658	276,030
Net deferred loan costs	16,136	11,787
Fair value credit and yield adjustment	(304)	(356)
Less allowance for loan losses	(2,071)	(1,821)
Loans receivable, net	$287,419	$285,640

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

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	September 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$101,672	$1,325	$2,209	$—	$105,206
Construction	193	—	—	—	193
	101,865	1,325	2,209	—	105,399
Commercial loans:
Real estate - nonresidential	13,531	4,719	2,186	—	20,436
Multi-family	403	—	—	—	403
Commercial business	12,453	1,168	1,366	—	14,987
	26,387	5,887	3,552	—	35,826
Consumer:
Home equity and junior liens	8,942	38	42	—	9,022
Manufactured homes	48,234	—	—	—	48,234
Automobile	22,911	6	23	—	22,940
Student	2,216	—	—	—	2,216
Recreational vehicle	30,094	58	33	—	30,185
Other consumer	5,731	—	—	—	5,731
	118,128	102	98	—	118,328
Total originated loans	$246,380	$7,314	$5,859	$—	$259,553

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$10,738	$28	$210	$—	$10,976
	10,738	28	210	—	10,976
Commercial loans:
Real estate - nonresidential	1,790	—	—	—	1,790
Commercial business	171	—	—	—	171
	1,961	—	—	—	1,961
Consumer:
Home equity and junior liens	1,032	—	38	—	1,070
Other consumer	98	—	—	—	98
	1,130	—	38	—	1,168
Total acquired loans	$13,829	$28	$248	$—	$14,105

	September 30, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$112,410	$1,353	$2,419	$—	$116,182
Construction	193	—	—	—	193
	112,603	1,353	2,419	—	116,375
Commercial loans:
Real estate - nonresidential	15,321	4,719	2,186	—	22,226
Multi-family	403	—	—	—	403
Commercial business	12,624	1,168	1,366	—	15,158
	28,348	5,887	3,552	—	37,787
Consumer:
Home equity and junior liens	9,974	38	80	—	10,092
Manufactured homes	48,234	—	—	—	48,234
Automobile	22,911	6	23	—	22,940
Student	2,216	—	—	—	2,216
Recreational vehicle	30,094	58	33	—	30,185
Other consumer	5,829	—	—	—	5,829
	119,258	102	136	—	119,496
Total loans	$260,209	$7,342	$6,107	$—	$273,658

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	September 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$2,292	$587	$2,209	$5,088	$100,118	$105,206
Construction	—	—	—	—	193	193
	2,292	587	2,209	5,088	100,311	105,399
Commercial loans:
Real estate - nonresidential	63	—	604	667	19,769	20,436
Multi-family	—	—	—	—	403	403
Commercial business	9	41	502	552	14,435	14,987
	72	41	1,106	1,219	34,607	35,826
Consumer loans:
Home equity and junior liens	88	112	42	242	8,780	9,022
Manufactured homes	124	220	—	344	47,890	48,234
Automobile	282	39	23	344	22,596	22,940
Student	—	—	—	—	2,216	2,216
Recreational vehicle	268	58	33	359	29,826	30,185
Other consumer	31	—	—	31	5,700	5,731
	793	429	98	1,320	117,008	118,328
Total originated loans	$3,157	$1,057	$3,413	$7,627	$251,926	$259,553

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$162	$96	$191	$449	$10,527	$10,976
	162	96	191	449	10,527	10,976
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,790	1,790
Commercial business	—	—	—	—	171	171
	—	—	—	—	1,961	1,961
Consumer loans:
Home equity and junior liens	—	—	57	57	1,013	1,070
Other consumer	—	—	—	—	98	98
	—	—	57	57	1,111	1,168
Total acquired loans	$162	$96	$248	$506	$13,599	$14,105

	September 30, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$2,454	$683	$2,400	$5,537	$110,645	$116,182
Construction	—	—	—	—	193	193
	2,454	683	2,400	5,537	110,838	116,375
Commercial loans:
Real estate - nonresidential	63	—	604	667	21,559	22,226
Multi-family	—	—	—	—	403	403
Commercial business	9	41	502	552	14,606	15,158
	72	41	1,106	1,219	36,568	37,787
Consumer loans:
Home equity and junior liens	88	112	99	299	9,793	10,092
Manufactured homes	124	220	—	344	47,890	48,234
Automobile	282	39	23	344	22,596	22,940
Student	—	—	—	—	2,216	2,216
Recreational vehicle	268	58	33	359	29,826	30,185
Other consumer	31	—	—	31	5,798	5,829
	793	429	155	1,377	118,119	119,496
Total loans	$3,319	$1,153	$3,661	$8,133	$265,525	$273,658

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$2,568	$739	$3,245	$6,552	$120,804	$127,356
	2,568	739	3,245	6,552	120,804	127,356
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	23,519	24,754
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	15	688	842	19,663	20,505
	205	81	1,833	2,119	48,265	50,384
Consumer loans:
Home equity and junior liens	138	29	102	269	11,118	11,387
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	31	38	4,233	4,271
	1,502	524	241	2,267	96,023	98,290
Total loans	$4,275	$1,344	$5,319	$10,938	$265,092	$276,030

Non-accrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2021	2020

Residential mortgage loans:
One- to four-family	$2,400	$3,245
	2,400	3,245
Commercial loans:
Real estate - nonresidential	604	1,103
Multi-family	—	42
Commercial business	502	688
	1,106	1,833
Consumer loans:
Home equity and junior liens	99	102
Manufactured homes	—	75
Automobile	23	33
Recreational vehicle	33	—
Other consumer	—	31
	155	241
Total non-accrual loans	$3,661	$5,319

There were no loans past due more than ninety days and still accruing interest at September 30, 2021 and December 31, 2020.

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

At December 31, 2020, the Company had nine loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. One of the outstanding TDRs was in non-accrual status due to delinquency greater than 90 days.

At September 30, 2021, there were 16 TDR loans totaling $2.8 million. There are no TDRs in non-accrual status due to delinquency greater than 90 days. All of the TDR loans continue to accrue interest.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loans information by portfolio class:

	September 30, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,062	$2,133	$—
Commercial real estate - nonresidential	604	954	—
Commercial business	73	73	—
Home equity and junior liens	80	80	—

With an allowance recorded:
One- to four-family residential mortgages	263	263	14
Commercial business	396	396	183

Total:
One- to four-family residential mortgages	2,325	2,396	14
Commercial real estate - nonresidential	604	954	—
Commercial business	469	469	183
Home equity and junior liens	80	80	—
Other consumer	—	—	—
	$3,478	$3,899	$197

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,836	$2,937	$—
Commercial real estate - nonresidential	1,198	1,548	—
Commercial business	782	782	—
Home equity and junior liens	109	109	—

With an allowance recorded:
One- to four-family residential mortgages	429	429	21
Multi-family	42	42	7
Commercial business	713	713	265
Automobile	41	41	10
Other consumer	2	2	2

Total:
One- to four-family residential mortgages	3,265	3,366	21
Commercial real estate - nonresidential	1,198	1,548	—
Multi-family	42	42	7
Commercial business	1,495	1,495	265
Home equity and junior liens	109	109	—
Automobile	41	41	10
Other consumer	2	2	2
	$6,152	$6,603	$305

The following table presents the average recorded investment in impaired loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

One- to four-family residential mortgages	$2,397	$2,642	$2,412	$2,652
Commercial real estate - nonresidential	954	6,907	954	913
Commercial business	469	1,543	471	1,601
Home equity and junior liens	81	72	81	73
Automobile	—	46	—	48
	3,901	$11,210	3,918	$5,287

The following table presents interest income recognized on impaired loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

One- to four-family residential mortgages	$13	$15	$56	$61
Commercial real estate - nonresidential	—	4	1	14
Commercial business	—	17	1	43
Home equity and junior liens	—	2	2	4
Automobile	—	1	—	3
	$13	$39	$60	$125

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended September 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$611	$—	$376	$2	$—	$563
Charge-offs	(40)	—	(2)	—	—	—
Recoveries	1	—	—	—	—	—
Provision (credit) for loan losses	180	—	51	1	—	(94)
Ending balance	$752	$—	$425	$3	$—	$469

	Three Months Ended September 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$82	$143	$69	$—	$84	$—	$1,976
Charge-offs	—	—	(1)	—	—	(9)	—	(52)
Recoveries	—	—	9	1	—	1	—	12
Provision (credit) for loan losses	(17)	11	(6)	(2)	—	11	—	135
Ending balance	$29	$93	$145	$68	$—	$87	$—	$2,071

	Three Months Ended September 30, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$549	$1	$509	$41	$—	$380
Charge-offs	—	—	(48)	—	—	—
Recoveries	—	—	—	5	—	—
Provision (credit) for loan losses	44	(1)	10	(27)	—	174
Ending balance	$593	$—	$471	$19	$—	$554

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$38	$—	$134	$70	$—	$46	$228	$1,996
Charge-offs	—	—	(15)	—	—	—	—	(63)
Recoveries	—	—	27	2	2	(3)	—	33
Provision (credit) for loan losses	(12)	69	(13)	86	(2)	16	(194)	150
Ending balance	$26	$69	$133	$158	$—	$59	$34	$2,116

	Nine Months Ended September 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$457	$—	$319	$26	$—	$617
Charge-offs	(117)	—	(53)	—	—	(17)
Recoveries	3	—	16	12	—	7
Provision (credit) for loan losses	409	—	143	(35)	—	(138)
Ending balance	$752	$—	$425	$3	$—	$469
Ending balance: related to loans individually evaluated for impairment	$14	$—	$—	$—	$—	$183
Ending balance: related to loans collectively evaluated for impairment	$738	$—	$425	$3	$—	$286
Loans receivable:
Ending balance	$116,182	$193	$22,226	$403	$—	$15,158
Ending balance: individually evaluated for impairment	$2,325	$—	$604	$—	$—	$469
Ending balance: collectively evaluated for impairment	$113,857	$193	$21,622	$403	$—	$14,689

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Charge-offs	(2)	—	(7)	—	—	(45)	—	(241)
Recoveries	—	—	34	2	7	5	—	86
Provision (credit) for loan losses	(15)	17	(9)	(3)	(7)	43	—	405
Ending balance	$29	$93	$145	$68	$—	$87	$—	$2,071
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$197
Ending balance: related to loans collectively evaluated for impairment	$29	$93	$145	$68	$—	$87	$—	$1,874
Loans receivable:
Ending balance	$10,092	$48,234	$22,940	$2,216	$30,185	$5,829	$—	$273,658
Ending balance: individually evaluated for impairment	$80	$—	$—	$—	$—	$—	$—	$3,478
Ending balance: collectively evaluated for impairment	$10,012	$48,234	$22,940	$2,216	$30,185	$5,829	$—	$270,180

	Nine Months Ended September 30, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(8)	—	(48)	—	—	—
Recoveries	2	—	—	14	—	140
Provision (credit) for loan losses	224	(2)	98	(12)	—	(113)
Ending balance	$593	$—	$471	$19	$—	$554
Ending balance: related to loans individually evaluated for impairment	$81	$—	$276	$—	$—	$256
Ending balance: related to loans collectively evaluated for impairment	$512	$—	$195	$19	$—	$298
Loans receivable:
Ending balance	$131,070	$—	$27,313	$5,158	$92	$27,386
Ending balance: individually evaluated for impairment	$2,639	$—	$906	$—	$—	$1,546
Ending balance: collectively evaluated for impairment	$128,431	$—	$26,407	$5,158	$92	$25,840

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	—	—	(44)	—	(14)	(3)	—	(117)
Recoveries	12	—	62	2	2	9	—	243
Provision (credit) for loan losses	(36)	69	(27)	87	12	18	12	330
Ending balance	$26	$69	$133	$158	$—	$59	$34	$2,116
Ending balance: related to loans individually evaluated for impairment	$—	$—	$11	$—	$—	$—	$—	$624
Ending balance: related to loans collectively evaluated for impairment	$26	$69	$122	$158	$—	$59	$34	$1,492
Loans receivable:
Ending balance	$11,527	$38,072	$22,004	$2,267	$13,547	$4,284	$—	$282,720
Ending balance: individually evaluated for impairment	$72	$—	$45	$—	$—	$—	$—	$5,208
Ending balance: collectively evaluated for impairment	$11,455	$38,072	$21,959	$2,267	$13,547	$4,284	$—	$277,512

	Year Ended December 31, 2020
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(89)	—	(398)	—	—	(15)
Recoveries	4	—	—	19	—	140
Provision (credit) for loan losses	167	(2)	296	(10)	—	(35)
Ending balance	$457	$—	$319	$26	$—	$617
Ending balance: related to loans individually evaluated for impairment	$21	$—	$—	$7	$—	$265
Ending balance: related to loans collectively evaluated for impairment	$436	$—	$319	$19	$—	$352
Loans receivable:
Ending balance	$127,356	$—	$24,754	$5,125	$—	$20,505
Ending balance: individually evaluated for impairment	$3,265	$—	$1,198	$42	$—	$1,495
Ending balance: collectively evaluated for impairment	$124,091	$—	$23,556	$5,083	$—	$19,010

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”). The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets, and the plans’ funded status:

Generations Bank Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net periodic expenses recognized in income:
Service cost	$115	$103	$344	$309
Interest cost	105	112	315	336
Expected return on plan assets	(370)	(335)	(1,110)	(1,004)
Amortization of net losses	28	34	85	101
Net periodic pension benefit	$(122)	$(86)	$(366)	$(258)

Medina Savings and Loan Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net periodic expenses recognized in income:
Service cost	$8	$7	$23	$21
Interest cost	33	36	98	107
Expected return on plan assets	(116)	(108)	(348)	(322)
Net periodic pension benefit	$(75)	$(65)	$(227)	$(194)

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021 and December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Common Equity Tier 1 Capital	$40,753	14.26%	$12,865	4.50%	$18,582	6.50%
Total Capital (to Risk-Weighted Assets)	$42,824	14.98%	$22,870	8.00%	$28,588	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$40,753	14.26%	$17,153	6.00%	$22,870	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$40,753	10.74%	$15,179	4.00%	$18,974	5.00%
As of December 31, 2020:
Common Equity Tier 1 Capital	$31,942	12.18%	$11,798	4.50%	$17,041	6.50%
Total Capital (to Risk-Weighted Assets)	$33,768	12.88%	$20,974	8.00%	$26,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$31,942	12.18%	$15,730	6.00%	$20,974	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$31,942	8.72%	$14,648	4.00%	$18,310	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2021 and December 31, 2020, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00% and a total risk-based capital ratio exceeding 10%.

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

9.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at September 30, 2021.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments whose contract amounts represent credit risk consist of the following:

	September 30,	December 31,
(In thousands)	2021	2020

Commitments to grant loans	$4,905	$4,009
Unfunded commitments under lines of credit	15,640	14,823

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2021 with fixed interest rates amounted to approximately $5.1 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2021 with variable interest rates amounted to approximately $15.4 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with fixed interest rates amounted to approximately $4.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with variable interest rates amounted to approximately $14.2 million.

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

Commitments to Originate and Sell one- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $10.6 million at September 30, 2021. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $2.2 million at September 30, 2021. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $87,000 at September 30, 2021. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Commitments

As part of the Medina Savings and Loan Association merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $19,000 and $34,000 for the nine-month periods ended September 30, 2021 and 2020, respectively, and $41,000 for the year ending December 31, 2020.

There are no future minimum lease commitments at September 30, 2021.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Service charges on deposit accounts	$149	$132	$415	$443
Debit card interchange and surcharge income	208	218	651	561
Investment services income	—	2	—	86
Insurance commission and fees	172	180	547	586
Loan servicing fees	40	54	99	125
	$569	$586	$1,712	$1,801

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended September 30, 2021 and December 31, 2020.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at September 30, 2021 and December 31, 2020.

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

Federal Home Loan Bank (“FHLB”) stock: The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB, resulting in a Level 2 classification. There have been no identified events or changes in circumstances that may have a significant adverse effect on the FHLB stock.

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

Long-term borrowings: Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated debt: The carrying value is deemed to approximate the fair value.

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	September 30, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$12,185	$12,185	$—	$—	$12,185
Securities available-for-sale	36,846	—	33,817	3,029	36,846
Securities held-to-maturity	1,184	—	1,208	—	1,208
Equity securities	325	325	—	—	325
Loans receivable	287,419	—	—	292,759	292,759
FHLB stock	1,562	—	1,562	—	1,562
Accrued interest receivable	1,305	1,305	—	—	1,305

Financial liabilities:
Deposits	$311,508	$89,973	$—	$217,485	$307,458
Long-term borrowings	19,858	—	25,210	—	25,210
Accrued interest payable	57	57	—	—	57

	December 31, 2020
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$26,830	$26,830	$—	$—	$26,830
Securities available-for-sale	17,926	—	14,752	3,174	17,926
Securities held-to-maturity	1,480	—	1,510	—	1,510
Equity securities	661	661	—	—	661
Loans receivable	285,640	—	—	280,887	280,887
FHLB stock	1,992	—	1,992	—	1,992
Accrued interest receivable	1,179	1,179	—	—	1,179

Financial liabilities:
Deposits	$309,546	$97,418	$—	$213,757	$311,175
Long-term borrowings	27,628	—	30,053	—	30,053
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	52	52	—	—	52

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$35	$—	$35
Corporate bonds	—	19,527	—	19,527
Municipal bonds	—	14,255	3,029	17,284
Equity investment securities:
Large cap equity mutual fund	41	—	—	41
Other mutual funds	284	—	—	284
Total investment securities	$325	$33,817	$3,029	$37,171

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$39	$—	$39
Municipal bonds	—	14,713	3,174	17,887
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	626	—	—	626
Total investment securities	$661	$14,752	$3,174	$18,587

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	170
Purchases	826
Principal payments/maturities	(1,141)
Sales	—
Balance - September 30, 2021	$3,029

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment
(In thousands)	Securities
Balance - January 1, 2020	$2,512
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases	1,159
Principal payments/maturities	(479)
Sales	—
Balance - September 30, 2020	$3,192

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,188	$1,188
Foreclosed real estate & repossessed assets	—	—	56	56

	December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,663	$1,663
Foreclosed real estate & repossessed assets	—	—	45	45

There have been no transfers of assets in or out of any fair value measurement level.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

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

Information about the segments is presented in the following table as of and for the periods as noted:

	Three Months Ended September 30,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$3,074	$—	$61	$3,135	$2,542	$—	$123	$2,665
Provision for loan losses	135	—	—	135	150	—	—	150
Net interest income after provision for loan losses	2,939	—	61	3,000	2,392	—	123	2,515
Total noninterest income	500	171	—	671	499	182	480	1,161
Compensation and benefits	(1,251)	(90)	—	(1,341)	(1,180)	(92)	(18)	(1,290)
Other noninterest expense	(2,048)	(44)	(32)	(2,124)	(1,651)	(39)	(33)	(1,723)
Income before income tax expense	140	37	29	206	60	51	552	663
Income tax expense	28	—	5	33	23	—	—	23
Net income	$112	$37	$24	$173	$37	$51	$552	$640

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$8,719	$—	$188	$8,907	$7,357	$—	$392	$7,749
Provision for loan losses	405	—	—	405	330	—	—	330
Net interest income after provision for loan losses	8,314	—	188	8,502	7,027	—	392	7,419
Total noninterest income	1,448	555	—	2,003	1,604	591	480	2,675
Compensation and benefits	(3,661)	(281)	—	(3,942)	(3,705)	(287)	(56)	(4,048)
Other noninterest expense	(5,273)	(110)	(94)	(5,477)	(4,694)	(128)	(78)	(4,900)
Income before income tax expense (benefit)	828	164	94	1,086	232	176	738	1,146
Income tax expense (benefit)	173	—	18	191	(201)	—	—	(201)
Net income	$655	$164	$76	$895	$433	$176	$738	$1,347

The following represents a reconciliation of the Company’s reported segment assets:

	At September 30,	At December 31,
(In thousands)	2021	2020

Total assets for reportable segments	$393,308	$391,536
Elimination of intercompany balances	(15,934)	(18,522)
Consolidated total assets	$377,374	$373,014

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The information for the three and nine months ended September 30, 2021 and 2020 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021 or any other period.

	At September 30,	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$377,374	$373,014
Cash and cash equivalents	12,185	26,830
Available-for-sale securities	36,846	17,926
Securities held to maturity	1,184	1,480
Equity securities	325	661
Loans, net	287,419	285,640
Premises and equipment, net	15,955	16,743
Bank-owned life insurance	7,863	7,777
Pension plan asset	9,782	8,720
Federal Home Loan Bank stock, at cost	1,562	1,992
Accrued interest receivable	1,305	1,179
Goodwill and intangible assets, net	1,592	1,640
Other assets	1,300	2,381
Foreclosed real estate and repossessed assets	56	45
Total liabilities	334,908	343,128
Deposits	311,508	309,546
Borrowings	19,858	27,628
Holding company borrowings and subordinated debt	—	1,235
Other liabilities	2,170	2,124
Escrowed funds	1,372	2,595
Total equity	42,466	29,886

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Selected Operating Data:
Interest and dividend income	$3,531	$3,392	$10,214	$10,057
Interest expense	396	727	1,307	2,308
Net interest income	3,135	2,665	8,907	7,749
Provision for loan losses	135	150	405	330
Net interest income after provision for loan losses	3,000	2,515	8,502	7,419
Noninterest income	671	1,145	2,003	2,675
Noninterest expenses	3,465	2,997	9,419	8,948
Income before income tax expense (benefit)	206	663	1,086	1,146
Income tax expense (benefit)	33	23	191	(201)
Net income	$173	$640	$895	$1,347

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Performance Ratios:
Return on average assets	0.18%	0.69%	0.32%	0.50%
Return on average equity	1.62%	8.66%	2.92%	6.20%
Interest rate spread(2)	3.71%	3.26%	3.53%	3.28%
Net interest margin(3)	3.72%	3.25%	3.53%	3.25%
Noninterest expense to average total assets	3.66%	3.25%	3.32%	3.32%
Efficiency ratio(4)	91.04%	78.66%	86.33%	85.84%
Average interest-earning assets to average interest-bearing liabilities	101.42%	97.88%	100.84%	97.28%
Average equity to average total assets	11.29%	8.00%	10.80%	8.07%

Asset Quality Ratios:
Non-performing assets to total assets	0.98%	1.08%	0.98%	1.08%
Non-performing loans to total loans	1.34%	1.40%	1.34%	1.40%
Allowance for loan losses to non-performing loans	56.57%	53.56%	56.57%	53.56%
Allowance for loan losses to total loans	0.76%	0.75%	0.76%	0.75%

Capital Ratios: (Bank only)
Common equity Tier 1 capital to risk-weighted assets	14.26%	12.15%	14.26%	12.15%
Total capital (to risk-weighted assets)	14.98%	12.96%	14.98%	12.96%
Tier 1 capital (to risk-weighted assets)	14.26%	12.15%	14.26%	12.15%
Tier 1 capital (to total assets)	10.74%	8.54%	10.74%	8.54%

Other:
Number of full-service offices	9	11	9	11
Number of full-time equivalent employees	91	102	91	102

(1)	Annualized where appropriate.
(2)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $4.4 million, or 1.2%, to $377.4 million at September 30, 2021 from $373.0 million at December 31, 2020.  The increase resulted primarily from increases in investment securities available-for-sale of $18.9 million, net loans of $1.8 million, and pension plan assets of $1.1 million, partially offset by decreases in cash and cash equivalents of $14.6 million and $1.1 million in other assets.

Investment Securities Available-for-sale. Investment securities available-for-sale increased $18.9 million, or 105.5%, to $36.8 million at September 30, 2021 from $17.9 million at December 31, 2020.  The increase in investment securities available-for-sale was primarily attributable to the purchase of $25.3 million of bonds, partially offset by bond maturities and principal repayments of $3.0 million and proceeds of bond sales of $3.0 million.

Net Loans. Net loans increased $1.8 million, or 0.6%, to $287.4 million at September 30, 2021 from $285.6 million at December 31, 2020. The increase resulted from increases in recreational vehicles of $15.6 million, or 107.4%, manufactured homes of $3.9 million, or 8.8%, other consumer loans of $1.6 million, or 36.5%, and automobile loans of $1.5 million, or 6.9%, partially offset by decreases in one- to four-family residential real estate loans of $11.0 million, or 8.6%, multi-family loans of $4.7 million, or 92.1%, nonresidential loans of $2.5 million, or 10.2%, commercial business loans of $5.3 million, or 26.1%, and home equity and junior liens of $1.3 million, or 11.4%.

Net deferred fees increased $4.3 million, or 36.9%, during the nine months ended September 30, 2021, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of automobile, recreational vehicle, and manufactured home loans. During the nine months ended September 30, 2021, we purchased $9.2 million of automobile loans, $18.4 million of recreational vehicle loans, $10.1 million of manufactured home loans, and $168,000 of one- to four-family loans.

Pension Plan Assets.  Pension plan assets increased $1.1 million, or 12.2%, to $9.8 million at September 30, 2021 from $8.7 million at December 31, 2020. The increase resulted from estimated returns on pension assets of $1.5 million and employer contributions of $382,000, partially offset by estimated benefits paid of $370,000 and interest costs of $413,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $14.6 million, or 54.6%, to $12.2 million at September 30, 2021 from $26.8 million at December 31, 2020 primarily due to purchases of investment securities available-for-sale and loans.

Other Assets.  Other assets decreased $1.1 million, or 45.4%, to $1.3 million at September 30, 2021 from $2.4 million at December 31, 2020.  The decrease was due to stock offering expenses being appropriately applied against gross proceeds raised at the conclusion of the offering.

Deposits.  Deposits increased $2.0 million, or 0.6%, to $311.5 million at September 30, 2021 from $309.5 million at December 31, 2020.  Interest-bearing accounts increased $9.9 million, or 4.1%, to $253.8 million at September 30, 2021 from $243.9 million at December 31, 2020.  The largest increase in interest-bearing deposits was in savings accounts which increased $6.0 million, or 5.9%, to $108.3 million at September 30, 2021 from $102.3 million at December 31, 2020.  Interest-bearing checking accounts increased $4.0 million, or 12.7%, to $35.8 million at September 30, 2021 from $31.7 million at December 31, 2020. Additionally, money market accounts increased $3.6 million, or 13.6%, to $29.9 million at September 30, 2021 from $26.3 million at December 31, 2020.  Noninterest-bearing deposits decreased $8.0 million, or 12.1%, to $57.7 million at September 30, 2021 from $65.7 million at December 31, 2020.  Certificates of deposit decreased $3.7 million, or 4.4%, to $79.8 million at September 30, 2021 from $83.5 million at December 31, 2020.

Municipal deposits held at Generations Commercial Bank decreased $2.1 million, or 29.6%, to $5.0 million at September 30, 2021 from $7.1 million at December 31, 2020.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $7.8 million, or 28.1%, to $19.9 million at September 30, 2021 from $27.6 million at December 31, 2020 due to repayments.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings, which totaled $1.2 million at December 31, 2020 were repaid in full during January 2021.

Total Equity. Total equity increased $12.6 million, or 42.1%, to $42.5 million at September 30, 2021 from $29.9 million at December 31, 2020.  The increase was primarily due to net proceeds of $13.2 million from the stock offering completed in January 2021 and net income of $895,000 during the nine months ended September 30, 2021, offset in part by a $1.1 million increase in unearned ESOP shares, at cost.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General.  Net income for the quarter ended September 30, 2021 was $173,000 as compared to $640,000 for the quarter ended September 30, 2020, a decrease of $467,000 or 73.0%.  The decrease was due to a $474,000 decrease in noninterest income, a $468,000 increase in noninterest expense, and a $10,000 increase in income tax expense, partially offset by a $470,000 increase in net interest income and a $15,000 decrease in provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $139,000, or 4.1%, to $3.5 million for the quarter ended September 30, 2021 from $3.4 million for the quarter ended September 30, 2020.  This increase was primarily attributable to a $98,000 increase in interest on loans receivable and a net increase of $45,000 in interest on investment securities.  The average balance of loans increased $1.3 million, or 0.4%, to $289.2 million for the quarter ended September 30, 2021 from $288.0 million for the quarter ended September 30, 2020.  The average yield on loans increased 12 basis points to 4.49% for the 2021 period from 4.37% for the 2020 period, reflecting an increase in higher yielding consumer loans period to period.  The average balance of investment securities increased $8.7 million, or 29.5%, to $38.0 million for the quarter ended September 30, 2021 from $29.4 million for the quarter ended September 30, 2020, while the average yield on investment securities decreased 18 basis points to 2.68% for the 2021 period from 2.86% for the 2020 period.

Interest Expense.  Total interest expense decreased $331,000, or 45.5%, to $396,000 for the quarter ended September 30, 2021 from $727,000 for the quarter ended September 30, 2020.  Interest expense on total interest-bearing deposits decreased $261,000, or 46.5%, to $300,000 for the quarter ended September 30, 2021 from $561,000 for the quarter ended September 30, 2020.  The decrease was primarily attributable to a decrease of $15.1 million, or 16.1%, in the average balance of certificates of deposit to $79.1 million for the quarter ended September 30, 2021 from $94.3 million for the quarter September 30, 2020, in addition to a decrease in the average cost of 99 basis points to 0.72% for the quarter ended September 30, 2021 from 1.71% for the same period in 2020.  Interest expense on borrowings decreased $70,000, or 42.2%, to $96,000 for the quarter ended September 30, 2021 from $166,000 for the quarter ended September 30, 2020, due to a 28 basis points decrease in average borrowing costs to 1.86% for the quarter ended September 30, 2021 from 2.14% for the quarter ended September 30, 2020, as a result of a decrease in the average balance of borrowings of $10.4 million to $20.6 million for the quarter ended September 30, 2021 from $31.0 million for the quarter ended September 30, 2020.

Net Interest Income.  Net interest income increased $470,000, or 17.6%, to $3.1 million for the quarter ended September 30, 2021 from $2.7 million for the quarter ended September 30, 2020.  Our net interest rate spread increased to 3.71% for the quarter ended September 30, 2021 from 3.26% for the quarter ended September 30, 2020.  Our net interest margin increased to 3.72% for the quarter ended September 30, 2021 from 3.25% for the same period in 2020.  Net interest rate spread and net interest margin were affected primarily by changes in our asset mix and the decrease in cost of funds between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $135,000 for the quarter ended September 30, 2021 as compared to a provision for loan losses of $150,000 for the quarter ended September 30, 2020.  The allowance for loan losses was $2.1 million, or 0.76%, of total loans at September 30, 2021 as compared to $1.8 million, or 0.65%, of total loans at December 31, 2020. The decrease in provision for loan losses for the 2021 period was primarily due to the attainment of adequate cash reserve balances associated with our purchased loan portfolio.

Noninterest Income.  Noninterest income decreased $474,000, or 41.4%, to $671,000 for the quarter ended September 30, 2021 from $1.1 million for the quarter ended September 30, 2020.  The decrease was primarily due a decrease in net gain on sale of securities, partially offset by an increase in banking fees and service charges.  Net gain on sale of securities decreased $496,000, or 97.5%, to $13,000 for the quarter ended September 30, 2021 as compared to $509,000 for the quarter ended September 30, 2020 due to increased sales of securities in 2020.   Banking fees and service charges increased $30,000, or 8.1%, to $400,000 for the quarter ended September 30, 2021 from $370,000 for the quarter ended September 30, 2020, due to increases in insufficient funds charges and loan late fees assessed in 2021.

Noninterest Expense.  Noninterest expense increased $468,000, or 15.6%, to $3.5 million for the quarter ended September 30, 2021 from $3.0 million for the quarter ended September 30, 2020 due to increases in asset impairment expense, compensation and benefits, professional and other services, and service charges.  Impairment of long-lived assets increased $300,000 to $300,000 for the quarter ended September 30, 2021 from $0 for the quarter ended September 30, 2020 due to the write-down of a property.  The impairment loss recognized was estimated based upon an accepted purchase offer price less the costs to sell.  The sale of the property is expected to take place in 2021, subject to the borrower obtaining a commercial mortgage commitment from a financial institution.  Compensation and benefits increased $51,000, or 4.0%, to $1.3 million for the quarter ended September 30, 2021 primarily due to a $37,000 increase related to changes in the market price of GBNY stock held in the supplemental executive retirement plan for the quarter ended September 30, 2021 as compared to the same period in 2020.  Professional and other services increased $36,000, or 26.7%, to $171,000 for the quarter ended September 30, 2021 from $135,000 for the quarter ended September 30, 2020, due to the increased costs associated with becoming a fully public company in addition to an increase in investment management service fees, partially offset by decreases in legal expense and consulting fees.  Service charges increased $34,000, or 6.8%, to $537,000 for the quarter ended September 30, 2021 from $503,000 for the quarter ended September 30, 2020, due to higher technology costs.

Income Taxes.  Income tax expense increased $10,000, or 43.5%, to $33,000 for the quarter ended September 30, 2021 as compared to income tax expense of $23,000 for the quarter ended September 30, 2020.  The increase in income tax expense for the quarter ended September 30, 2021 as compared to the same period in 2020 was due to our ability to carryback a net operating loss pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General.  Net income for the nine months ended September 30, 2021 was $895,000 as compared to $1.3 million for the nine months ended September 30, 2020, a decrease of $452,000 or 33.6%.  The decrease was due to a $672,000 decrease in noninterest income, a $471,000 increase in noninterest expense, a $392,000 increase in income tax expense, and a $75,000 increase in provision for loan losses, partially offset by a $1.2 million increase in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $157,000, or 1.6%, to $10.2 million for the nine months ended September 30, 2021 from $10.1 million for the nine months ended September 30, 2020.  This increase was primarily attributable to a $280,000 increase in interest on loans receivable, partially offset by a net decrease of $91,000 in interest on investment securities.  The average balance of loans increased $10.8 million, or 4.0%, to $285.4 million for the nine months ended September 30, 2021 from $274.6 million for the nine months ended September 30, 2020, while the average yield on loans decreased four basis points to 4.42% for the 2021 period from 4.46% for the 2020 period.  The average balance of investment securities increased $482,000, or 1.4%, to $34.1 million for the nine months ended September 30, 2021 from $33.6 million for the nine months ended September 30, 2020 while the average yield on investment securities decreased 39 basis points to 2.62% for the 2021 period from 3.01% for the 2020 period.

Interest Expense.  Total interest expense decreased $1.0 million, or 43.4%, to $1.3 million for the nine months ended September 30, 2021 from $2.3 million for the nine months ended September 30, 2020.  Interest expense on total interest-bearing deposits decreased $831,000, or 46.2%, to $969,000 for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020.  The decrease was primarily attributable to a decrease of $19.4 million in the average balance of certificates of deposit to $81.3 million for the nine months ended September 30, 2021 from $100.7 million for the nine months ended September 30, 2020 in addition to a decrease in the average cost of 95 basis points to 0.85% for the nine months ended September 30, 2021 from 1.80% for the same period in 2020.  Interest expense on borrowings decreased $170,000, or 33.5%, to $338,000 for the nine months ended September 30, 2021 from $508,000 for the nine months ended September 30, 2020, due to a 19 basis points decrease in average borrowing costs to 1.92% for the nine months ended September 30, 2021 from 2.11% for the nine months ended September 30, 2020, as a result of a decrease in the average balance of borrowings to $23.5 million for the nine months ended September 30, 2021 from $32.2 million for the nine months ended September 30, 2020.

Net Interest Income.  Net interest income increased $1.2 million, or 14.9%, to $8.9 million for the nine months ended September 30, 2021 from $7.7 million for the nine months ended September 30, 2020.  Our net interest rate spread increased to 3.53% for the nine months ended September 30, 2021 from 3.28% for the nine months ended September 30, 2020.  Our net interest margin increased to 3.53% for the nine months ended September 30, 2021 from 3.25% for the same period in 2020.  Net interest rate spread and net interest margin were affected primarily by the decrease in cost of funds between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $405,000 for the nine months ended September 30, 2021 as compared to a provision for loan losses of $330,000 for the nine months ended September 30, 2020.  The allowance for loan losses was $2.1 million, or 0.76%, of total loans at September 30, 2021 as compared to $1.8 million, or 0.65%, of total loans at December 31, 2020. The increase provision for loan losses in the 2021 period was due primarily to an increase in purchased loans secured by manufactured homes, automobiles and recreational vehicles.

Noninterest Income.  Noninterest income decreased $672,000, or 25.1%, to $2.0 million for the nine months ended September 30, 2021 from $2.7 million for the nine months ended September 30, 2020.  The decrease was primarily attributable to decreases in net gain on sale of securities, other charges, commissions, & fees, and investment services commissions, partially offset by an increase in realized gains on equity securities.  Net gain on sale of securities decreased $498,000, or 97.8%, to $11,000 for the nine months ended September 30, 2021 as compared to $509,000 for the nine months ended September 30, 2020, due to increased sales of securities in 2020. Other charges, commissions, & fees decreased $285,000, or 66.1%, to $146,000 for the nine months ended September 30, 2021 from $431,000 for the nine months ended September 30, 2020, primarily due to a $330,000 gain realized on the sale of the investment services book of business in June 2020.  Investment services commissions decreased $86,000 for the nine months ended September 30, 2021 as there were no investment services commissions recognized in 2021.  Realized gains on equity securities increased $178,000, or 101.1%, to a gain of $2,000 for the nine months ended September 30, 2021 as compared to a loss of $176,000 for the nine months ended September 30, 2020, due to an increase in the fair market value.

Noninterest Expense.  Noninterest expense increased $471,000, or 5.3%, to $9.4 million for the nine months ended September 30, 2021 from $8.9 million for the nine months ended September 30, 2020, due to increases in asset impairment expense, regulatory assessments, service charges, and professional and other services, partially offset by a decrease in compensation and benefits.  Impairment of long-lived assets increased $300,000 to $300,000 for the nine months ended September 30, 2021 from $0 for the nine months ended September 30, 2020 due to the write-down of a property.  The impairment loss recognized was estimated based upon an accepted purchase offer price less the costs to sell.  The sale of the property is expected to take place in 2021, subject to the borrower obtaining a commercial mortgage commitment from a financial institution.  Regulatory assessments increased $104,000, or 48.8%, to $317,000 for the nine months ended September 30, 2021 from $213,000 for the nine months ended September 30, 2020 due to higher deposit insurance costs.  Service charges increased $94,000, or 6.5%, to $1.5 million for the nine months ended September 30, 2021, due to higher technology costs. Professional and other services increased $53,000, or 13.2%, to $454,000 for the nine months ended September 30, 2021 from $401,000 for the nine months ended September 30, 2020, due to the increased costs associated with becoming a fully public company in addition to an increase in investment management service fees, partially offset by decreases in legal expense and consulting fees.  Compensation and benefits decreased $106,000, or 2.6%, to $3.9 million for the nine months ended September 30, 2021 from $4.0 million for the nine months ended September 30, 2020, due to decreases in salaries and health insurance premium expense as a result of a reduction in the number of employees in addition to an increase in pension expense benefit.

Income Taxes.  Income tax expense increased $392,000, or 195.0%, to $191,000 for the nine months ended September 30, 2021 as compared to an income tax benefit of $201,000 for the nine months ended September 30, 2020.  The increase in income tax expense for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to our ability to carryback a net operating loss pursuant to the CARES Act in 2020.

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

	Three Months Ended September 30,
	2021			2020
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$289,244	$3,247	4.49%	$287,993	$3,149	4.37%
Securities	38,019	255	2.68	29,351	210	2.86
Interest earning deposits	8,215	8	0.39	8,712	1	0.05
Other	1,605	21	5.23	2,174	32	5.89
Total interest-earning assets	337,083	3,531	4.19	328,230	3,392	4.13
Non-interest-earning assets	41,919			40,971
Total assets	$379,002			$369,201

Interest-bearing liabilities:
Demand deposits	$92,602	$16	0.07%	$83,840	$12	0.06%
Money market accounts	29,739	27	0.36	25,325	22	0.35
Savings accounts	110,296	114	0.41	100,914	125	0.50
Certificates of deposit	79,128	143	0.72	94,270	402	1.71
Total interest-bearing deposits	311,765	300	0.38	304,349	561	0.74
Borrowings	20,601	96	1.86	30,984	166	2.14
Total interest-bearing liabilities	332,366	396	0.48	335,333	727	0.87
Other non-interest bearing liabilities	3,842			4,320
Total liabilities	336,208			339,653
Equity	42,794			29,548
Total liabilities and equity	$379,002			$369,201

Net interest income		$3,135			$2,665
Interest rate spread			3.71%			3.26%
Net interest-earning assets	$4,717			$(7,103)
Net interest margin			3.72%			3.25%
Average interest-earning assets to average
to interest-bearing liabilities	101.42%			97.88%

	Nine Months Ended September 30,
	2021			2020
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate

Interest-earning assets:	(In thousands)
Loans	$285,409	$9,463	4.42%	$274,561	$9,183	4.46%
Securities	34,108	669	2.62	33,626	760	3.01
Interest earning deposits	15,204	15	0.13	7,221	11	0.20
Other	1,762	67	5.07	2,263	103	6.07
Total interest-earning assets	336,483	10,214	4.05	317,671	10,057	4.22
Non-interest-earning assets	41,901			41,346
Total assets	$378,384			$359,017

Interest-bearing liabilities:
Demand deposits	$91,006	$43	0.06%	$75,355	$33	0.06%
Money market accounts	29,100	77	0.35	24,842	78	0.42
Savings accounts	108,817	332	0.41	93,531	330	0.47
Certificates of deposit	81,285	517	0.85	100,664	1,359	1.80
Total interest-bearing deposits	310,208	969	0.42	294,392	1,800	0.82
Borrowings	23,476	338	1.92	32,173	508	2.11
Total interest-bearing liabilities	333,684	1,307	0.52	326,565	2,308	0.94
Other non-interest bearing liabilities	3,824			3,493
Total liabilities	337,508			330,058
Equity	40,876			28,959
Total liabilities and equity	$378,384			$359,017

Net interest income		$8,907			$7,749
Interest rate spread			3.53%			3.28%
Net interest-earning assets	$2,799			$(8,894)
Net interest margin			3.53%			3.25%
Average interest-earning assets to average
to interest-bearing liabilities	100.84%			97.28%

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2021, the Bank had $19.9 million outstanding in advances from the FHLB. At September 30, 2021, the Bank had an additional $15.5 million in lines of credit available with other financial institutions.  No advances received can exceed 50% of the Bank’s capital. At September 30, 2021 and December 31, 2020, there were no outstanding advances on this line.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2021 and net cash used by operating activities was $24,000 for the nine months ended September 30, 2020. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of and maturing securities, was

$21.1 million and $20.3 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $5.0 million and $19.1 million for the nine months ended September 30, 2021 and 2020, respectively.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to Generations Bancorp during the nine months ended September 30, 2021 or the year ended December 31, 2020.  At September 30, 2021, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $2.0 million.

At September 30, 2021 and December 31, 2020, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 8 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENERATIONS BANCORP NY, INC.

Date: November 5, 2021	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: November 5, 2021	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer