Form 10-K
period 2021-12-31
Generations Bancorp NY, Inc.
filed 2022-03-25
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to____

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

On June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $21.8 million, based upon the closing sale price of a share of the registrant’s common stock.

As of March 23, 2022, there were issued and outstanding 2,458,401 shares of the Registrant’s Common Stock.

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

The COVID-19 pandemic has caused significant economic dislocation that has affected, and may continue to affect, the business, financial condition, and results of operations of the Company and its customers. The pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Given the ongoing and dynamic nature of the pandemic, it is difficult to predict the full impact of the pandemic on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including the extent to which the outbreak can be controlled and abated and when and how the economy may be fully reopened. The pandemic may adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations.

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

Generations Bancorp NY, Inc.

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly owned subsidiary of Seneca-Cayuga, and The Seneca

Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock. As part of the Conversion which was consummated on January 12, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, representing the MHC’s ownership interest in Seneca-Cayuga, for gross offering proceeds of $14.8 million and net proceeds of $13.2 million.  In addition, existing shareholders of Seneca-Cayuga, other than the MHC, had their shares of Seneca-Cayuga exchanged for shares of Generations Bancorp pursuant to an exchange ratio. As a result of the Conversion, the MHC and Seneca-Cayuga ceased to exist and Generations Bank became the wholly owned subsidiary of Generations Bancorp.

At December 31, 2021, Generations Bancorp had total consolidated assets of $378.9 million, loans net of allowance of $278.1 million, deposits of $312.0 million, and stockholders’ equity of $43.5 million.

Generations Bancorp is subject to comprehensive regulation by the Federal Reserve Board.

Generations Bank

Generations Bank is a federal savings bank headquartered in Seneca Falls, New York. We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State.

We operate from our main office branch located in Seneca Falls, New York, in addition to eight full-service offices and one drive-through facility located in Auburn, Farmington, Geneva, Medina, Phelps, Union Springs and Waterloo, New York which are located throughout the northern Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Ontario, and Orleans counties, which are our primary deposit and lending markets. Our address at our headquarters is 20 East Bayard Street, Seneca Falls, New York 13148 and the telephone number at our headquarters is (315) 568-5855.

Our business consists primarily of taking deposits from the general public and, through our commercial bank subsidiary, Generations Commercial Bank, from New York State and County municipalities and agencies, and investing those deposits, together with borrowings and funds generated from operations, in the origination and purchase of one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans and manufactured home loans. To a lesser extent, we originate commercial real estate and multi-family loans, commercial business loans, and residential and commercial construction loans. Most of our one- to four-family residential real estate loans are originated to borrowers in our market area. To diversify our loan portfolio more geographically, we purchase loans that have been originated outside of our market area, including automobile loans, recreational vehicle loans, and manufactured home loans which are originated throughout the United States. We also invest in securities, which currently consist primarily of corporate bonds and municipal bonds issued by states, local municipalities and schools in the Northeastern United States, and to a far lesser extent mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. Additionally, through our subsidiary, Generations Agency, Inc., we provide insurance as well as certain other financial products.

We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, and certificates of deposit accounts. We also utilize advances from the Federal Home Loan Bank for liquidity and for asset/liability management purposes.

In 2018, we formed Generations Commercial Bank, a New York State-chartered limited purpose commercial bank, as a subsidiary of Generations Bank. Generations Commercial Bank opened for business on January 2, 2019 and has the power to receive deposits only to the extent of funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. At December 31, 2021, Generations Commercial Bank held $6.3 million of municipal deposits and subject to funding needs, we expect to continue to use municipal deposits in the future.

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

Generations Bank’s website address is www.mygenbank.com. Our Annual Report on Form 10-K is available on our website under the “About Us” and “Investor Relations” tabs.  Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Competition

We face significant competition in originating loans and attracting deposits. Our market area and other areas in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions that have greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from mortgage brokers and mortgage banking companies, commercial banks, savings banks, the U.S. Government, credit unions, leasing companies, insurance companies, real estate conduits, and other companies that provide financial services to businesses and individuals. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from online financial institutions and non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.

Seneca County represents our primary geographic market area for deposits. At June 30, 2021 (the latest date for which information is available), Generations Bank’s deposit market share was 21.3% of total Federal Deposit Insurance Corporation-insured deposits in Seneca County, representing the third largest market share of seven institutions with banking offices in Seneca County. This data excludes deposits held by credit unions.

Market Area

We operate from our main office branch located in Seneca Falls, New York, in addition to eight full-service offices and one drive-through facility located in Auburn, Farmington, Geneva, Medina, Phelps, Union Springs and Waterloo, New York which are located throughout the northern Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Ontario, and Orleans counties, which are our primary deposit and lending markets. We primarily serve rural, small town, and suburban communities located in the northern Finger Lakes region extending from Medina, New York in the West to Auburn, New York in the East. We will, on occasion, originate loans secured by properties located outside of our primary market area. To diversity the geographic concentration in our loan portfolio, we purchase a substantial amount of automobile loans, recreational vehicle loans and manufactured home loans secured by collateral from outside of our primary market area.

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

Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends, and the competitive environment. Based on U.S. Census Bureau data and other published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

Our market area is largely rural and has experienced a population decline in recent years. According to the United States Census Bureau, the total populations in December 2020 for Cayuga, Seneca, Ontario and Orleans counties, New York were approximately 76,000, 34,000, 112,000 and 40,000, respectively. Additionally, each of these counties, other than Ontario County (which increased by 4.2%) experienced a population decrease from 2010 through December 2020.

Lending Activities

General. Our principal lending activity has historically been originating and purchasing one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans, and manufactured home loans. To a lesser extent, we also originate commercial real estate and multi-family loans, commercial business loans, and residential construction and commercial construction loans. Since 2008, we have not sold loans that we originate and we do not intend to sell loans in the future.

We believe that originating and purchasing loans other than one- to four-family residential loans allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the average yield in our loan portfolio without, we believe, undue risk, and additionally manage interest rate sensitivity. Moreover, to diversify our loan portfolio more geographically, we purchase loans outside of our market area, including automobile loans, recreational vehicle loans and manufactured home loans that have been originated throughout the United States.  Subject to market conditions and our asset-liability analysis, in addition to originating and purchasing one- to four-family residential real estate loans, we intend to continue our purchases and originations of automobile loans, recreational vehicles loans, and manufactured home loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We have recently engaged a third-party to assist with our residential mortgage originations and additionally, to supplement these originations, we intend to increase purchases of one- to four-family residential real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2021		2020
(In thousands)	Amount	Percent	Amount	Percent

Residential:
One- to four-family	$113,061	42.7%	$127,356	46.1%
Construction	—	0.0%	—	0.0%
Commercial:
Real estate - nonresidential	21,478	8.1%	24,754	9.0%
Multi-family	456	0.2%	5,125	1.9%
Construction	—	0.0%	—	0.0%
Commercial business	12,528	4.7%	20,505	7.4%
Consumer:
Home equity and junior liens	9,701	3.7%	11,387	4.1%
Manufactured homes	47,717	18.0%	44,347	16.1%
Automobile	22,666	8.6%	21,469	7.8%
Student	2,096	0.8%	2,259	0.8%
Recreational vehicle	29,463	11.1%	14,557	5.3%
Other consumer	5,492	2.1%	4,271	1.5%
Total loans receivable	264,658	100.0%	276,030	100.0%
Less:
Net deferred loan costs	15,590		11,787
FV credit and yield adjustment	(287)		(356)
Allowance for losses	(1,841)		(1,821)
Total loans receivable, net	$278,120		$285,640

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2022. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-	Residential	Real Estate		Commercial	Commercial
(In thousands)	Family	Construction	Nonresidential	Multi-family	Construction	Business

2022	$70	$—	$—	$—	$—	$2,283
2023 to 2026	1,789	—	1,701	55	—	3,707
2027 to 2036	21,629	—	10,119	401	—	3,676
2037 and beyond	89,573	—	9,658	—	—	2,862
Total	$113,061	$—	$21,478	$456	$—	$12,528

	Home equity	Manufactured			Recreational	Other
	and junior liens	homes	Automobile	Student	vehicle	consumer	Total

2022	$409	$99	$202	$4	$1	$40	$3,108
2023 to 2026	2,405	662	15,211	35	219	556	26,340
2027 to 2036	6,865	14,092	7,253	2,057	13,521	3,071	82,684
2037 and beyond	22	32,864	—	—	15,722	1,825	152,526
Total	$9,701	$47,717	$22,666	$2,096	$29,463	$5,492	$264,658

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
(In thousands)	Fixed	Adjustable	Total

Residential:
One- to four-family	$109,304	$3,687	$112,991
Commercial:
Real estate - nonresidential	15,810	5,668	21,478
Multi-family	—	456	456
Commercial business	7,500	2,745	10,245
Consumer
Home equity and junior liens	9,213	79	9,292
Manufactured homes	47,618	—	47,618
Automobile	22,464	—	22,464
Student	2,092	—	2,092
Recreational vehicle	29,462	—	29,462
Other consumer	5,437	15	5,452
Total loans receivable	$248,900	$12,650	$261,550

Loan Approval Procedures and Authority.  Pursuant to federal law, the aggregate amount of loans that Generations Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Generations Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, Generations Bank’s loans-to-one-borrower limit was $6.5 million.  At December 31, 2021, Generations Bank had no borrowers with outstanding balances in excess of this amount.  At December 31, 2021, our largest loan outstanding with one borrower was $3.0 million, secured by a motel with furniture and fixtures, and was performing in accordance with its original repayment terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our Board of Directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns. One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”

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

Our senior officers and chief underwriter have approval authority for one- to four-family residential loans for up to $600,000. One- to four-family residential real estate loans over $600,000 to $750,000 require the approval of Generations Bank’s Chief Executive Officer. Multi-family, commercial real estate, and commercial business loans up to $750,000 require the approval of Generations Bank’s Chief Executive Officer.  Consumer loans to a single related borrower that aggregate over $250,000 to $1.0 million, or non-consumer loans to a single related borrower that aggregate over $750,000 to $1.0 million, require approval by the Chief Executive Officer and Chief of Consumer and Residential Lending. Generally, all loans in excess of $1.0 million need approval of the Lending Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, and two Board members, and any loan in excess of our in-house limit requires the approval of the full Board of Directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing its interest when the property is located in a Special Flood Hazard Area designated by the Federal Emergency Management Agency (“FEMA”) and is participating in the National Flood Insurance Program.

One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized the origination of one- to four-family residential real estate loans. At December 31, 2021, we had $113.1 million of loans secured by one- to four-family residential real estate, representing 42.7% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2021, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2022 were comprised of 96.7% fixed-rate loans and 3.3% adjustable-rate loans. At that date, the average outstanding one- to four-family residential real estate loan balance was $86,000 and the largest outstanding residential loan had a principal balance of $471,000. Virtually all of the one- to four-family residential real estate loans we originate are secured by properties located in our market area. Due to consumer demand in the low interest rate environment, in recent years most of our originations are fixed-rate loans secured by one- to four-family residential real estate.  See “− Originations, Sales and Purchases of Loans.”

Recently, we engaged a third party to assist in the origination of one- to four-family residential real estate loans. Utilizing a third party to originate these loans will likely result in slightly lower average yields on our one-to four-family residential real estate loans as we will be required to pay the originator a fee at the time of purchase.

We expect to purchase one- to four-family, owner-occupied residential real estate loans from a third-party originator. These loans will adhere to all of our credit, underwriting, and loan policy criteria and will be comprised of conventional conforming loans and/or our product offerings to low- and moderate-income borrowers and/or to first time home buyers and are expected to be secured by homes located in central and western New York. The purchase price of these loans will be the loan’s principal balance plus a purchase fee based on the loan’s principal balance. The loans will be non-recourse to the seller (except for certain contractual representations) and the contractual agreement will prohibit re-solicitation by the seller for a defined period of time. After purchase, we will provide all servicing and collections activities. The note, collateral, and loan documentation will be transferred by assignment. Although we believe that we have procedures in place to review and assess the risks of this third-party vendor relationship, because these parties are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws.

We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above this lending limit, which are referred to as “jumbo loans.”

Our one- to four-family residential real estate loans typically have terms of up to 30 years, with non-owner occupied loans limited to a maximum term of 20 years. Our adjustable-rate one- to four-family residential real estate loans have fixed rates for initial terms of five years, and adjust thereafter at that interval at a margin. In recent years, this margin has generally been 2.75% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We retain and service all adjustable-rate one- to four-family residential real estate loans that we originate. We make such loans at rates and terms in accordance with market and competitive factors.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on our adjustable-rate loans do not adjust for five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates. At December 31, 2021, $3.7 million, or 3.3% of our one- to four-family residential loans, had adjustable rates of interest.

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

We generally limit the loan-to-value ratios of our owner-occupied one- to four-family residential mortgage loans to 95% of the purchase price or appraised value, whichever is lower. For state and federal agency-backed residential mortgages, loan to value ratios may exceed 95% up to the respective agency’s maximum loan to value limit. Non-owner occupied one- to four-family residential mortgage loans are limited to an 80% loan-to-value ratio.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Commercial Real Estate and Multi-family Lending. Our commercial real estate loans are secured primarily by office buildings, hotel and motels, wineries, manufacturing facilities, churches, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by five or more-unit residential buildings. At December 31, 2021, we had $21.5 million in commercial real estate loans and $456,000 in multi-family real estate loans, representing 8.1% and 0.2% of our total loan portfolio, respectively

Our commercial real estate and multi-family loans generally have a maximum term of 20 years and fixed or adjustable rates based upon indexes from the Federal Home Loan Bank and the Constant Maturity Treasury Bill Index, plus a margin. Most rates adjust annually after a three, five, or seven-year initial fixed-rate period. These loans are generally made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%.

Appraisals on properties securing commercial real estate and multi-family loans are performed by an independent appraiser with a second review of the completed appraisal by a second independent appraiser and are also reviewed by Generation Bank’s management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references, and income projections for the property. Generally, we obtain personal guarantees on these loans.

A commercial real estate or multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require these commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual guarantors as well as any other business guarantors of our commercial borrowers. We also generally require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

At December 31, 2021, our largest commercial real estate relationship had five loans outstanding with an aggregate balance of $3.0 million. These loans were originated in 2016 and are secured by a motel and furniture and equipment. At December 31, 2021, our largest multi-family loan had a balance of $401,000 and is secured by two residential properties and a mixed-use commercial building. At December 31, 2021, these loans were performing in accordance with their repayment terms.

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2021 we had two commercial real estate and multi-family loans with an aggregate principal balance of $416,000 which were 90 days or more delinquent.

The following tables set forth information regarding our nonresidential real estate loans at December 31, 2021.

Collateral Type	Number of Loans	Balance
		(In thousands)
Agricultural	1	$16
Auto Dealership	2	1,558
Church	6	1,496
Hospitality	8	3,333
Manufacturing	4	99
Professional Services Building	22	4,612
Recreational	3	1,621
Retail	10	2,753
Retail Rental	18	5,990
Total	74	$21,478

We consider a number of factors in originating commercial real estate and multi-family loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability, and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate and multi-family loans are appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are generally obtained from the principals of nonresidential and multi-family real estate borrowers.

Commercial Business Loans. We make primarily secured loans to professionals, sole proprietorships, and small businesses for commercial, corporate, and business purposes. Commercial business loan products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory, or furniture. Our commercial business loans are made with either adjustable or fixed rates of interest. Adjustable rates are based on the prime rate, as published in The Wall Street Journal, or Federal Home Loan Bank or U.S. Treasury indexes, plus a margin. Fixed-rate commercial business loans are primarily set at a margin above the prime rate or the applicable Federal Home Loan Bank’s amortizing index. At December 31, 2021, $12.5 million, or 4.7% of our total loan portfolio, was comprised of commercial business loans, of which $367,000 were PPP loans guaranteed by the SBA, described below.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory, and equipment. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

Commercial business loans generally have a greater credit risk than one- to four-family residential real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the economy in which it operates (including today’s recessionary economy). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2021, our largest commercial business loan relationship was with an automobile dealership with a principal balance of $2.5 million and was secured by real estate, vehicle inventory, furniture, fixtures, and equipment. At this date, these loans were performing in accordance with their repayment terms.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the Covid-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $367,000 at December 31, 2021.

Manufactured Home Lending. In recent years, the largest portion of our consumer loan portfolio has been manufactured home loans. These loans are considered consumer loans and not one- to four-family residential real estate loans because they are not secured by the underlying real estate. Since 2006, we have accepted manufactured home loan applications obtained by a third party. The loans are secured by the manufactured homes that are affixed to a third-party leased pad site and are located generally in New York, New Jersey, Pennsylvania, Connecticut, and Massachusetts, primarily in retirement communities. The loans are underwritten and approved by Generations Bank underwriters according to our lending policy, which provides for a maximum loan-to-value of 90% and takes into consideration the applicant’s previous credit history and an assessment of the applicant’s ability to make the proposed payments. If home transportation, set-up and insurance costs or origination fees are financed, the loan-to-value may exceed 100%.

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

Additionally, in 2019 we began purchasing manufactured home loans from a second vendor which are originated throughout the United States.  Should we discontinue any of these relationships or otherwise be unable to use these vendors in the future, our ability to acquire manufactured home loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third-parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationship, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 20 years. At December 31, 2021, $47.7 million, or 18.0% of our total loan portfolio, were manufactured home loans, and the loss escrow was $3.6 million. At December 31, 2021, we had no manufactured home loans that were 90 days or more delinquent.

Because manufactured home loans may be based on the cost of the manufactured housing as well as improvements and because manufactured homes may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured home loan may be less than the loan balance. As a result, such loans generally carry a higher degree of credit risk and may be more vulnerable to today’s adverse economic conditions than our one- to four-family residential real estate loans.

Automobile Lending. We originate automobile loans through our branch network and also accept automobile applications from automobile dealerships with approved indirect lending agreements with us. Beginning in 2016, we have materially grown our automobile loan portfolio through the purchase of such loans through one loan broker with loans made throughout the Northeast and in 2020 we entered into a relationship with a second auto loan broker and we expect to increase purchases of automobile loans in the future. Under the agreements, loan applications are obtained by the auto dealership and forwarded to Generations Bank for consideration. Generations Bank funds the loan if the proposed loan meets our underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history, and the applicant’s income as compared to all debt payments, including the proposed loan.

Our automobile loans have fixed rates with contractual maturities of up to 84 months, depending upon the age of the vehicle. The maximum loan is limited to 125% of the Manufacturer’s Suggested Retail Price for new vehicles and NADA’s clean retail value for used vehicles. For dealer-referred indirect lending, a fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, in addition to dealer reserves. See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans” for discussion. At December 31, 2021, we had $22.7 million, or 8.6% of total loans, of automobile loans outstanding. At this date, three automobile loans with an aggregate principal balance of $44,000 were 90 days or more delinquent.

Automobile loans are subject to many of the same risks discussed with respect to other consumer loans, including that the value of the collateral, which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy.

Additionally, there are risks associated with the reliance on third parties to originate these loans. Should we discontinue any of these third-party vendor relationships or otherwise be unable to use these vendors in the future, our ability to acquire automobile loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third-parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationships, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Home Equity Loans and Lines of Credit. We originate fixed-rate home equity loans and both fixed-rate and adjustable-rate home equity lines of credit secured by a lien on the borrower’s residence. Our home equity products are limited to 95% of the property value less any other third-party mortgages.   We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential real estate loans. The fixed-rate for home equity loans and lines of credit are generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial revolving draw period of up to 10 years. The outstanding principal balance is then fully repaid in monthly principal and interest payments calculated on a 15-year amortization. At the end of the initial 10 years, the line is to be paid in full. At December 31, 2021, we had $9.7 million, or 3.7% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $9.4 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2021, there were six home equity loans totaling $66,000 that were 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan-to-value ratios and higher household debt and thus may be more vulnerable to adverse economic conditions.

Student Loans.  We offered student loans to both in-school (full or part-time) students and out of school students. This program was closed to new student loan originations beginning in December 2021, however, we will still continue to maintain our existing portfolio. For out of school students and their caregivers who borrowed for their education, our loan program allows the borrower to consolidate both federal and private student loans. There are no prepayment penalties. At December 31, 2021, $2.1 million, or 0.8% of our total loan portfolio, was student loans.  There were no student loans delinquent 90 days or more at December 31, 2021.

Recreational Vehicle Loans.  We originate recreational vehicle loans through our office network. Beginning in 2020, we have materially grown our recreational vehicle loan portfolio through the purchase of such loans through one loan broker with loans made throughout New York State, excluding New York City and Long Island. Under the agreement, loan applications are obtained by the loan broker and forwarded to Generations Bank for consideration. Generations Bank funds the loan if the proposed loan meets our underwriting standards.  When considering whether to approve the loan, we review the collateral, the applicant’s credit history, and the applicant’s income as compared to all debt payments, including the proposed loan.

Our recreational vehicle loans have fixed rates with contractual maturities of up to 240 months, depending upon the age of the collateral.  The maximum loan is limited to 135% of the Manufacturer’s Suggested Retail Price for new units or NADA’s clean retail value for used units.  A fee is paid to the loan broker, which is deferred and amortized over the estimated life of the loan, for each loan that is funded.  In addition, a loss escrow is established for each loan purchased.  See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans.” At December 31, 2021, we had $29.5 million, or 11.1% of total loans, of recreational vehicle loans outstanding. There were no recreational vehicle loans that were 90 days or more delinquent.

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

Other Consumer Lending.  Although most of our consumer loans are secured by collateral, including boats and savings deposits, we also make a limited amount of unsecured personal loans.  We currently originate substantially all of our other consumer loans within New York State (outside of New York City and Long Island).  We also purchase loans secured by boats and other collateral from a third party.  Other consumer loans were $5.5 million, representing 2.1% of the total loan portfolio, at December 31, 2021.

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

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2021, there were no consumer loans that were 90 days or more delinquent.

Construction Loans. To a limited extent, we make construction loans to individuals for the construction of their primary residences and loans to builders and commercial borrowers. On an extremely limited basis, we have made land loans primarily to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for other uses such as hunting and fishing. At December 31, 2021, we had no construction loans outstanding.

Loans to individuals for the construction of their residences are typically originated as construction/permanent loans, with a construction phase for up to nine months. Upon completion of the construction phase, the loan automatically becomes a permanent loan. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied, one- to four- -family construction loans is generally 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Land loans are generally offered for terms of up to 10 years. The maximum loan-to-value ratio of land loans is 65% for undeveloped land/lots and 75% for land/lots developed with utilities and roads.

Purchases and Sales Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations and by our loan officers.  All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers, and referrals from real estate brokers, builders, and attorneys. We generally originate conforming one- to four-family residential real estate loans that can be sold in the secondary market (with or without servicing retained). However, since 2008, we have not sold loans that we originate and we do not intend to sell loans in the future.

Manufactured Home Loan Purchases. We purchase manufactured home loans originated by two established national third-party lenders. Loans are originated in 43 states and are generally located in the Southeast, southern Midwest and southern Western states. The loans are secured by a first lien position on the manufactured homes which are placed on third-party leased pad sites within a community of manufactured homes. These manufactured home loans are not secured by the underlying real estate. At December 31, 2021, the principal balances of our manufactured home loans ranged from $1,000 to $221,000, and at this date the median principal balance of our manufactured home loans was $65,000.

Underwriting and approval is completed by the third party according to our lending policy and all applicable federal and state governing rules. The underwriting takes into consideration the applicant’s credit history, home value, and an assessment of the applicant’s ability to make the proposed payments. If home transportation, set-up, and insurance costs or origination fees are financed, the loan-to-value may exceed 100%. The note, collateral, and loan documentation are taken by assignment. All submitted purchase requests are reviewed by a Generations Bank underwriter to ensure all established criteria of Generations Bank have been met prior to purchase. If they are not, we may choose to refuse the purchase. The seller provides all servicing and collection activity. There are no dollar volume purchase requirements and the program can be terminated by Generations Bank with contractual notification.

For each purchased manufactured home loan, the third-party seller is paid a lump sum referral fee and a monthly servicing fee. A portion of the fee paid, which is deferred and amortized over the estimated life of the loan, is placed into an escrow account to be used to reimburse Generations Bank for any credit losses incurred under the program and for the refund of any unearned fees which result from loan prepayments.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 25 years. During the years ended December 31, 2021 and 2020, we purchased $11.3 million and $25.2 million manufactured home loans.

Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans. We purchase automobile loans from two third-party originators. From one of those originators we also purchase loans secured by recreational vehicles and, to a lesser extent, other loans secured by boats and personal property. The loans are primarily originated within New York, Pennsylvania, and the New England states. The loans are underwritten and approved by the third party according to Generation Bank’s credit policy and all applicable federal and state regulations. The underwriting takes into consideration the applicant’s credit history, collateral value, and an assessment of the applicant’s ability to make the proposed payments. If extended warranties, other add-ons, and sales tax are financed, the loan-to-value may exceed 100%. Prior to purchase, a Generations Bank underwriter reviews all purchase submittals to ensure all of Generations Bank’s criteria have been met. If they are not, we may choose to refuse the purchase. For one third-party seller there is a minimum monthly aggregate dollar purchase of $500,000. There is no monthly minimum purchase amount for the second third-party seller. Both contractual agreements can be terminated by either party with required notification. The note, collateral, and loan documentation are taken by assignment.

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

At December 31, 2021, $21.7 million, or 8.2% of our total loan portfolio, were purchased automobile loans, $29.6 million, or 11.2% of our total loan portfolio, were purchased recreational vehicle loans and $3.0 million, or 1.2% of our total loan portfolio, were purchased other consumer loans.  Of the automobile loans, $17.6 million were purchased from one vendor with no loss escrow reserves held at December 31, 2021. The remaining $4.1 million of purchased automobile loans, the $29.6 million of recreational vehicle loans, and $3.0 million of other consumer loans were purchased from another vendor, and at December 31, 2021, we had a loss escrow of $2.1 million for these $36.7 million of loans. During the years ended December 31, 2021 and 2020, we purchased $11.6 million and $2.0 million of automobile loans, respectively, $18.1 million and $14.9 million of recreational vehicle loans, respectively, and $1.8 million and $2.8 million of other consumer loans, respectively.  Consistent with our business plan, we expect to continue to purchase automobile loans, recreational vehicle loans, and other consumer loans.

Purchased One- to Four-Family, Owner-Occupied Residential Real Estate Loans. Beginning in 2022, we expect to begin purchasing one- to four-family, owner-occupied residential real estate loans from a third-party originator.  These loans will adhere to all of Generations Bank’s credit, underwriting, and loan policy criteria and will be comprised of conventional conforming loans and/or Generations Bank’s product offerings to low- and moderate-income borrowers and/or to first time home buyers and are expected to be made for homes located in central and western New York. There is no minimum monthly purchase requirement and the contractual agreement is cancellable upon agreed upon notice. The purchase price is the loan’s principal balance plus a margin of the loan’s principal balance. The loans are non-recourse to the seller (except for certain contractual representations) and the contractual agreement prohibits re-solicitation by the seller for a defined period of time. After purchase, Generations Bank provides all servicing and collections activities. The note, collateral, and loan documentation are taken by assignment.

The following table sets forth our loan origination, purchase, and principal repayment activity during the periods indicated.  There were no loans sales during the comparative periods.

	At December 31,
(In thousands)	2021	2020

Total loans, including loans held for sale, at beginning of period	$276,030	$256,809

Loans originated:
Residential:
One- to four-family	12,255	14,413
Construction	—	127
Commercial:
Real estate - nonresidential	659	1,351
Multi-family	55	—
Commercial business	4,862	10,911
Consumer
Home equity and junior liens	743	937
Automobile	398	463
Recreational vehicle	71	50
Other consumer	820	379
Total loans originated	19,863	28,631

Loans purchased:
Residential:
One- to four-family	168	—
Consumer
Manufactured homes	11,327	25,236
Automobile	11,573	2,033
Recreational vehicle	18,053	14,930
Student	310	447
Other consumer	1,849	2,834
Total loans purchased	43,280	45,480

Other:
Principal repayments and charge offs	(74,515)	(54,890)

Net loan activity	(11,372)	19,221

Total loans, including loans held for sale, at end of period	$264,658	$276,030

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

All loan charge offs are recommended by the collections officer and approved by either the President or the Senior Vice President. Our procedure for repossession and sale of collateral are subject to various requirements under New York State consumer protection laws.

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

For manufactured home loans, when a borrower is 10 days delinquent, a late notice is generated and sent. In addition, a copy of the delinquency notice is sent to the third party that originates manufactured home loans. The third party performs all other collection related activities to bring the loan current. The third party determines whether to repossess the collateral. Any losses incurred by Generations Bank are reimbursed to us from the loan escrow account held at Generations Bank in accordance with the purchase agreement.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2021
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$4,280	$2,577	$6,857
	4,280	2,577	6,857
Commercial loans:
Real estate - nonresidential	389	416	805
Commercial business	35	161	196
	424	577	1,001
Consumer loans:
Home equity and junior liens	180	66	246
Manufactured homes	1,537	—	1,537
Automobile	232	44	276
Student	95	—	95
Recreational vehicle	644	—	644
Other consumer	107	—	107
	2,795	110	2,905
Total loans	$7,499	$3,264	$10,763

	At December 31, 2020
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$3,307	$3,245	$6,552
	3,307	3,245	6,552
Commercial loans:
Real estate - nonresidential	132	1,103	1,235
Multi-family	—	42	42
Commercial business	154	688	842
	286	1,833	2,119
Consumer loans:
Home equity and junior liens	167	102	269
Manufactured homes	1,384	75	1,459
Automobile	209	33	242
Student	—	—	—
Recreational vehicle	259	—	259
Other consumer	7	31	38
	2,026	241	2,267
Total loans	$5,619	$5,319	$10,938

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

In connection with the filing of our periodic reports with the OCC and in accordance with our asset classification policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
(In thousands)	2021	2020

Classification of assets:
Special mention assets	$5,485	$6,003
Substandard assets	5,910	8,637
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$11,395	$14,640

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

Except as disclosed in the foregoing tables, there were no other loans at December 31, 2021 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

	At December 31,
(In thousands)	2021	2020

Non-accrual loans:
Residential:
One- to four-family	$2,577	$3,245
Commercial:
Real estate - nonresidential	416	1,103
Multi-family	—	42
Commercial business	161	688
Consumer
Home equity and junior liens	66	102
Manufactured homes	—	75
Automobile	44	33
Other consumer	—	31
Total non-accrual loans	$3,264	$5,319

Real estate owned:
Residential:
One- to four-family	$27	$45
Total real estate owned	$27	$45

Total non-performing assets	$3,291	$5,364

Ratios:
Total non-performing loans to total loans	1.23%	1.93%
Total non-performing loans to total assets	0.86%	1.42%
Total non-performing assets to total assets	0.87%	1.43%

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

At December 31, 2021, we had 15 loans totaling $3.0 million that were classified as troubled debt restructurings which were all performing according to their restructured loan agreements with the exception of one automobile loan with an outstanding principal balance of $9,000. TDR loans increased $452,000 in 2021 due to the restructure of a $294,000 nonresidential real estate loan in addition to the restructure of a loan relationship for $289,000 which included four one- to four-family residential mortgage loans and two nonresidential real estate loans.

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

Among other factors, we consider current general economic conditions, including current collateral values, in determining the appropriateness of the allowance for loan losses for our secured loans. We use evidence obtained from our own loan portfolio as well as published data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of collateral depreciation.

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

Beginning January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At December 31,
(In thousands)	2021	2020

Allowance at beginning of period	$1,821	$1,660

Provision for loan losses	540	480

Charge offs:
Residential:
One- to four-family	(117)	(89)
Commercial:
Real estate - nonresidential	(386)	(398)
Commercial business	(84)	(15)
Consumer
Home equity and junior liens	(2)	(9)
Automobile	(12)	(54)
Recreational vehicle	(1)	(14)
Other consumer	(45)	(4)
Total charge-offs	(647)	(583)

Recoveries:
Residential:
One- to four-family	28	4
Commercial:
Real estate - nonresidential	16	—
Multi-family	12	19
Commercial business	7	140
Consumer
Home equity and junior liens	—	12
Automobile	48	71
Student	3	3
Recreational vehicle	8	6
Other consumer	5	9
Total recoveries	127	264

Net (charge-offs) recoveries	(520)	(319)

Allowance at end of period	$1,841	$1,821

Allowance to non-performing loans	56.40%	34.24%
Allowance to total loans outstanding at the end of the period	0.70%	0.66%
Net charge-offs to average loans outstanding during the period	(0.18)%	(0.11)%
Residential mortgage net charge-offs to average loans outstanding	(0.03)%	(0.03)%
Commercial loan net charge-offs to average loans outstanding	(0.15)%	(0.09)%
Consumer loan net charge-offs to average loans outstanding	0.00%	0.01%

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

	At December 31,
	2021			2020
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
(In thousands)	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Residential:
One- to four-family	$688	37.4%	42.7%	$457	25.1%	46.1%
Commercial:
Real estate - nonresidential	630	34.2%	8.1%	319	17.5%	9.0%
Multi-family	2	0.1%	0.2%	26	1.4%	1.9%
Construction	—	0.0%	0.0%	—	0.0%	0.0%
Commercial business	161	8.7%	4.7%	617	33.9%	7.4%
Consumer
Home equity and junior liens	39	2.1%	3.7%	46	2.5%	4.1%
Manufactured homes	102	5.5%	18.0%	76	4.2%	16.1%
Automobile	107	5.8%	8.6%	127	7.0%	7.8%
Student	64	3.5%	0.8%	69	3.8%	0.8%
Recreational vehicle	—	0.0%	11.1%	—	0.0%	5.3%
Other consumer	48	2.6%	2.1%	84	4.6%	1.5%
Total allocated allowance	$1,841	100.0%	100.0%	$1,821	100.0%	100.0%

At December 31, 2021, our allowance for loan losses represented 0.70% of total loans and 56.4% of nonperforming loans.  Nonperforming loans decreased $2.1 million, or 38.6%, to $3.3 million at December 31, 2021 from $5.3 million at December 31, 2020.  The decrease resulted primarily from decreases in nonresidential real estate, one- to four-family residential mortgage, and commercial business loans.  Nonresidential real estate decreased $687,000 primarily due to two loan payoffs for $356,000, a loan charge-off of $188,000, and two loan upgrades to accrual status totaling $84,000. One- to four-family residential mortgage loans decreased $668,000 primarily as a result of 10 loan payoffs totaling $1.1 million, seven loan upgrades to accrual status totaling $386,000, and two loan charge-offs for $98,000, partially offset by 17 loans downgraded to nonaccrual status totaling $945,000.  Commercial business loans decreased $527,000 primarily due to five loan payoffs totaling $468,000 and two loan upgrades to accrual status totaling $53,000, partially offset by one loan downgraded to nonaccrual status for $33,000.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical, and long-term liquidity needs, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we may increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted and reviewed annually by the Board of Directors. All investment decisions require the approval of the Chief Executive Officer or Chief Financial Officer. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the Board of Directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae, and Freddie Mac, equity securities, corporate bonds and obligations, debt securities of states and municipalities, commercial paper, certificates of deposits in other financial institutions, and bank-owned life insurance.

At December 31, 2021, our investment portfolio consisted of securities and obligations issued by State and local municipalities, corporate bonds, equity securities consisting of mutual funds, and to a lesser extent mortgage-backed securities.  At December 31, 2021, we owned $1.5 million of Federal Home Loan Bank stock.  As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Corporate Bonds.  Generations Bank invests in corporate debt instruments with fixed and variable rates. On December 31, 2021, this portfolio consisted of $6.2 million of variable rate instruments and $11.9 million in fixed rate instruments, of which $10.0 million will become variable rate in the future.  The bonds with variable rates reprice based either on the spread between intermediate Treasury bond yields and long-term Treasury bond yields or a fixed spread over either Prime or LIBOR, or a substantially similar index.  All the bonds are callable except for one $39,000 bond.  $12.2 million of the corporate bond portfolio are perpetual bonds with no terminal maturity dates; however, we anticipate these bonds will be called based the on the relative coupons and rate structures and upon anticipated changes in regulations pertaining to the securities.   We maintain this portfolio for regular cash flow and providing protection over higher rates.

Management believes the credit risk on its corporate debt instruments portfolio is low.  The securities are issued by entities with significant markets and strong balance sheets.  Management receives quarterly updates on the issuing entities and evaluates their performance based on rating services and peers with the assistance of a third-party investment management service.

State and Political Subdivision Securities.  Generations Bank and its subsidiary Generations Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities’ jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within our market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from taxes for both Federal and State income tax purposes.  As a result, the yields on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  We believe that the prepayment risk on these securities is low as most of the bonds are newly issued in a historically low interest rate environment.

Management believes that credit risk on its state and political subdivision securities portfolio is low. Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually.  Management also reviews any underlying ratings of the securities in its assessment of credit risk.

Mortgage-Backed Securities. At December 31, 2021, we had mortgage-backed securities with a carrying value of $1.2 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Generations Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Ginnie Mae, or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of our investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yield is calculated by multiplying the amortized cost of the individual securities in a security type by their respective interest rates and then dividing the total interest income calculated for the security type by the total amortized cost of the security type. No tax-equivalent yield adjustments were made, as the effect thereof was not material.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(In thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

Securities available for sale:
Residential mortgage-backed- US agency and GSEs	$—	0.00%	$2	4.81%	$8	5.50%	$23	2.13%	$33	$33	3.12%
Corporate bonds		0.00%	—	0.00%	1,100	7.00%	17,489	4.91%	18,589	18,043	5.03%
State and political subdivisions	951	2.10%	1,738	1.56%	4,812	2.26%	10,580	2.75%	$18,081	$18,899	2.47%
Total available for sale	$951		$1,740		$5,920		$28,092		$36,703	$36,975

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities held to maturity:
Residential Mortgage-backed- US agency and GSEs	$—	0.00%	$2	2.96%	$18	4.52%	$1,108	2.08%	$1,128	$1,150	2.12%
Total	$—		$2		$18		$1,108		$1,128	$1,150

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions, and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit, and the interest rate. In recent years we have emphasized, subject to market conditions, demand, interest-bearing checking, and savings accounts. Also, we participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep networks, which are currently considered by the bank regulators, to be brokered deposits. At December 31, 2021, we participated out approximately $19.0 million of our certificates of deposit, representing 6.1% of our total deposits, through these reciprocal deposit services. At December 31, 2021, these certificates of deposit had an average term to maturity of 14.2 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

Interest rates paid, maturity terms, service fees, and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors, and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Generations Bank in the community to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates, and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

Generations Commercial Bank (the “Commercial Bank”), a New York State chartered limited-purpose commercial bank, formed expressly to enable local municipalities to deposit public funds with the Commercial Bank, opened for business on January 2, 2019. At December 31, 2021, the Commercial Bank deposits were $6.3 million, and none were in reciprocal deposit balances.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2021			2020
(In thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

Deposit type:
Non-interest-bearing checking	$42,608	13.6%	0.00%	$33,673	11.4%	0.00%
Interest-bearing checking	49,071	15.8%	0.19%	41,633	14.2%	0.17%
Money market	29,488	9.5%	0.35%	25,100	8.6%	0.35%
Savings	109,317	35.2%	0.05%	97,636	33.3%	0.05%
Time deposits	80,453	25.9%	0.68%	95,324	32.5%	1.06%

Total deposits	$310,937	100.0%		$293,366	100.0%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000 which is the maximum amount for federal deposit insurance) was $89.6 million and $80.5 million, respectively.  In addition, as of December 31 2021 and 2020, the aggregate amount of all our uninsured certificates of deposit was $24.2 million and $22.3 million, respectively. The following table sets forth the maturity of those certificates.

	At December 31,
(In thousands)	2021	2020
Maturity Period:
Three months or less	$8,722	$5,863
Over three months through six months	$1,924	$1,064
Over six months through twelve months	$12,720	$12,487
Over twelve months	$798	$2,885
Total	$24,164	$22,299

Borrowings. We may obtain advances from the Federal Home Loan Bank by pledging as security our capital stock in the Federal Home Loan Bank and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2021, we had $17.8 million of Federal Home Loan Bank advances (net of deferred prepayment penalties). In addition to funding portfolio loans, we sometimes use Federal Home Loan Bank advances for short-term funding needs.

Generations Bank also has a $10.0 million line of credit with a correspondent bank. At December 31, 2021, there were no outstanding advances on this line. Generations Bank has an additional $5.5 million fed funds line of credit with other financial institutions. This line is unsecured. At December 31, 2021, there were no outstanding advances on this line.

Employees

At December 31, 2021, we had 83 full-time employees and five part-time employees. Management believes that we have a good working relationship with our employees.

Item 1A. RISK FACTORS

The presentation of Risk Factors is not required for smaller reporting companies like Generations Bancorp NY, Inc.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, the net book value of our real properties, including land, was $14.1 million. The following table sets forth information regarding our offices at December 31, 2021.

	Leased or	Year Acquired
Location	Owned	or Leased

Main Office:
Corporate Headquarters, 20 E Bayard St, Seneca Falls NY 13148	Owned	2013

Branch Offices:
19 Cayuga Street, Seneca Falls NY 13148	Owned	1977
342 Hamilton Street, Geneva NY 14456	Owned	2004
10 Osbourne Street, Auburn NY 13021	Owned	2008
152 Cayuga Street, Union Springs, NY 13160	Owned	2009
89 Main Street, Phelps NY 14532	Owned	2009
1865 North Road, Waterloo NY 13165	Owned	2010
621 N. Seward Avenue, Auburn NY 13021	Owned	2011
6120 State Route #96, Farmington NY 14425	Owned	2014
11182 Maple Ridge Road, Medina NY 14103	Owned	2018

Item 3.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

(a)	Market, Holder, and Dividend Information

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “GBNY.” The approximate number of holders of record of the Company’s common stock as of March 14, 2022 was 280. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

We do not currently pay cash dividends on our common stock and may not pay dividends in the future. Any dividends we pay would be dependent, in part, on dividends we receive from Generations Bank, because the Company has no source of income other than dividends from Generations Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company and interest payments with respect to our loan to the Employee Stock Ownership Plan. See “Item 1. Business − Supervision and Regulation − Federal Banking Regulation − Capital Distributions.”

The Federal Reserve Board has issued supervisory policies to bank holding companies and savings and loan holding companies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Generations Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

(b)   Report of Offering of Securities and Use of Proceeds Therefrom

Not applicable.

ITEM 6 [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F-2 of this Annual Report on Form 10-K.

Overview

Generations Bancorp is the successor to Seneca-Cayuga Bancorp as the holding company for Generations Bank.  Like Seneca-Cayuga Bancorp, Generations Bancorp conducts its operations primarily through Generations Bank and Generations Commercial Bank.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense.  Noninterest income currently consists primarily of banking fees and service charges, insurance commissions, unrealized gains on equity securities and gains on sales of available-for-sale securities, and income from bank owned life insurance. Noninterest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, service charges, franchise taxes, federal deposit insurance premiums, and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service.  Our goals are to increase interest income through loan portfolio growth, with a primary focus in 2022 on growth in our originations and purchases of one-to four-family residential real estate loans, and to a lesser extent purchases of automobile, recreational vehicle and manufactured home loans, as well as continuing to decrease interest expense by increasing core deposits, and achieve economies of scale through managed balance sheet growth. Highlights of our current business strategy include:

●	Emphasizing one- to four-family residential real estate lending. In 2022, purchased one- to four-family residential real estate loans are expected to be the primary source for growth. We have also added employees focused on one-to four-family residential real estate loans to increase our in-house production. At December 31, 2021, $113.1 million, or 42.7%, of our total loans consisted of one- to four-family residential real estate loans.
●	Continuing our purchases and originations of automobile, recreational vehicle, and manufactured home loans. In recent years we have increased our emphasis on the purchase and origination of automobile, recreational vehicle, and manufactured home loans. At December 31, 2021, these loans totaled $99.8 million, or 37.7% of our total loan portfolio. For the years ended December 31, 2021 and 2020, we purchased $41.0 million and $42.2 million of automobile, recreational vehicle, and manufactured home loans.
●	Automobile, recreational vehicle and manufactured home lending can increase loan yields with shorter repricing terms than one- to four-family residential real estate loans. At December 31, 2021, the weighted average rate on our automobile, recreational vehicle, and manufactured home loans was 6.96%.

●	We believe that we have the experience and policies and procedures in place to continue loan purchases without undue risk. We began purchasing manufactured home loans in 2006. In part based on this experience, in 2016 we began purchasing automobile loans from one vendor and began purchasing automobile and recreational vehicle loans from a second vendor in February 2020. Additionally, we began purchasing manufactured home loans from a second vendor in 2019. To date, our credit experience on these loans has been satisfactory. See “Business of Generations Bank – Lending Activities – Manufactured Home Lending and “– Automobile Lending” and “– Other Consumer Lending.”

●	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print, and outdoor advertising channels. Core deposits at December 31, 2021 increased $10.3 million, or 4.5%, from December 31, 2020 as customers have increased their balances in these accounts, we believe, due to the economic uncertainty caused by the Covid-19 pandemic. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.
●	Implementing a managed growth strategy without undue risk. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and retail deposit growth. Subject to market conditions, we intend to grow our one- to four-family residential fixed-rate, automobile, recreational vehicle, and manufactured home loan portfolios. To a lesser extent we intend to grow our commercial real estate and multi-family home loan portfolios.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1870 and have been operating continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools by product and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

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

For commercial loans secured by real estate, including those in construction, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial business loans secured by non-real estate collateral, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals, or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

Beginning January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses, and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Interest and penalties are included as a component of noninterest expense if incurred.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50%.  The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Deferred loan fees totaled $15.6 million and $11.8 million for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021			2020
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$284,841	$12,576	4.42%	$278,329	$12,390	4.45%
Securities	35,258	923	2.62%	29,777	881	2.96%
Interest earning deposits	14,330	23	0.16%	8,284	14	0.17%
Other	1,693	81	4.78%	2,216	131	5.91%
Total interest-earning assets	336,122	13,603	4.05%	318,606	13,416	4.21%
Non-interest-earning assets	41,788			41,380
Total assets	$377,910			$359,986

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$49,071	59	0.12%	$41,633	45	0.11%
Money market accounts	29,488	105	0.36%	25,100	101	0.40%
Savings accounts	109,317	448	0.41%	97,636	494	0.51%
Certificates of deposit	80,453	648	0.81%	95,324	1,620	1.70%
Total interest-bearing deposits	268,329	1,260	0.47%	259,693	2,260	0.87%
Borrowings	22,214	424	1.91%	31,446	665	2.11%
Total interest-bearing liabilities	290,543	1,684	0.58%	291,139	2,925	1.00%
Other non-interest bearing liabilities	46,051			39,728
Total liabilities	336,594			330,867
Equity	41,316			29,119
Total liabilities and equity	$377,910			$359,986

Net interest income		$11,919			$10,491
Interest rate spread			3.47%			3.21%
Net interest-earning assets	$45,579			$27,467
Net interest margin			3.55%			3.29%
Average interest-earning assets to average
to interest-bearing liabilities	115.69%			109.43%

Rate Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the period indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.  There are no out-of-period items or adjustments included in the table below.

	Year Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$290	$(104)	$186
Securities	162	(120)	42
Interest-earning deposits	10	(1)	9
Other	(31)	(19)	(50)
Total interest-earning assets	431	(244)	187

Interest-bearing liabilities:
Demand deposits	8	6	14
Savings deposits	18	(14)	4
Money market deposits	60	(106)	(46)
Certificates of deposit	(253)	(719)	(972)
Total interest-bearing deposits	(167)	(833)	(1,000)
Borrowings	(195)	(46)	(241)
Total interest-bearing liabilities	(362)	(879)	(1,241)

Change in net interest income	$793	$635	$1,428

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets increased $5.1 million, or 1.4%, to $378.9 million at December 31, 2021 from $373.0 million at December 31, 2020. The increase resulted primarily from increases in investment securities available-for-sale of $19.0 million and pension plan assets of $2.4 million, offset in part by decreases in net loans of $7.5 million, cash and cash equivalents of $5.8 million, premises and equipment of $1.4 million, and other assets of $1.1 million.

Investment Securities. Securities available-for-sale increased $19.0 million, or 106.3%, to $37.0 million at December 31, 2021 from $17.9 million at December 31, 2020. The increase in securities available-for-sale resulted from bond purchases of $27.1 million, partially offset by proceeds of bond sales of $4.1 million, bond maturities and principal repayments of $3.0 million, and a $644,000 decrease in unrealized gains.

Pension Plan Assets. Pension plan assets increased $2.4 million, or 27.4%, to $11.1 million at December 31, 2021 from $8.7 million at December 31, 2020.  The increase resulted from estimated returns on pension assets of $3.0 million and employer contributions of $382,000, offset by estimated benefits paid of $489,000 and interest costs of $549,000.

Net Loans. Net loans decreased $7.5 million, or 2.6%, to $278.1 million at December 31, 2021 from $285.6 million at December 31, 2020. The decrease resulted primarily from decreases in one- to four-family residential real estate loans of $14.3 million, or 11.2%, commercial business loans of $8.0 million, which includes the payoff of $4.5 million in PPP loans, or 38.9%, multi-family loans of $4.7 million, or 91.1%, nonresidential loans of $3.3 million, or 13.2%, and home equity loans and lines of credit of $1.7 million, or 14.8%, partially offset by increases in recreational vehicle loans of $14.9 million, or 102.4%, manufactured home loans of $3.4 million, or 7.6%, other consumer loans of $1.2 million, or 28.6%, and automobile loans of $1.2 million, or 5.6%. Net deferred fees increased $3.8 million, or 32.3%, during the year ended December 31, 2021, representing primarily fees paid for purchased loans which are amortized over the estimated loan lives. At December 31, 2021, we had outstanding commitments to originate loans of $3.5 million and unfunded lines of credit of $15.6 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.

Consistent with our business strategy, we intend to increase the originations and purchases of one-to four-family residential real estate loans, and to continue to purchase to a lesser extent, automobile, recreational vehicle, and manufactured home loans.  During the year ended December 31, 2021, we purchased $11.6 million of automobile loans, $18.1 million of recreational vehicle loans, and $11.3 million of manufactured home loans.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $5.8 million, or 21.7%, to $21.0 million at December 31, 2021 from $26.8 million at December 31, 2020 primarily due to purchases of investment securities available-for-sale.

Premises and Equipment.  Premises and equipment decreased $1.4 million, or 8.3%, to $15.3 million at December 31, 2021 from $16.7 million at December 31, 2020.  The decrease resulted primarily from recognition of depreciation expense of $1.0 million and the sale of a non-banking retail building.

Deposits.  Deposits increased $2.5 million, or 0.8%, to $312.0 million at December 31, 2021 from $309.5 million at December 31, 2020. Noninterest-bearing deposits decreased $8.1 million, or 12.4%, to $57.5 million at December 31, 2021 from $65.7 million at December 31, 2020. Interest-bearing accounts increased $10.6 million, or 4.4%, to $254.5 million at December 31, 2021 from $243.9 million at December 31, 2020. The largest increase in interest-bearing deposits was in savings accounts which increased $8.0 million, or 7.8%, to $110.3 million at December 31, 2021 from $102.3 million at December 31, 2020. Interest-bearing checking accounts increased $5.4 million, or 17.1%, to $37.2 million at December 31, 2021 from $31.7 million at December 31, 2020.   Money market accounts increased $5.0 million, or 19.0%, to $31.3 million at December 31, 2021 from $26.3 million at December 31, 2020. Conversely, certificates of deposit decreased $7.8 million, or 9.3%, to $75.7 million at December 31, 2021 from $83.5 million at December 31, 2020. Time deposits that are scheduled to mature in one year or less from December 31, 2021 totaled $56.4 million.  We may utilize Federal Home Loan Bank advances in place of the maturing time deposits.

Municipal deposits held at Generations Commercial Bank decreased $753,000, or 10.7%, to $6.3 million at December 31, 2021 from $7.1 million at December 31, 2020.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $9.9 million, or 35.7%, to $17.8 million at December 31, 2021 from $27.6 million at December 31, 2020. The average cost of outstanding advances from the Federal Home Loan Bank was 1.91% at December 31, 2021, compared to our weighted average rate on deposits of 0.47% at that date.

Subordinated Debt and Other Borrowings.  Subordinated debt and other borrowings, which totaled $1.2 million at December 31, 2020 were repaid in full during January 2021 and were $0 at December 31, 2021.

Total Equity. Total equity increased $13.6 million, or 45.5%, to $43.5 million at December 31, 2021 from $29.9 million at December 31, 2020. The increase was primarily due to net proceeds of $13.2 million from the stock offering completed in January 2021, net income of $1.4 million during the period, and a $449,000 decrease in other accumulated comprehensive loss, offset in part, by a $1.1 million increase in unearned ESOP shares, at cost and recording the $364,000 fair value of our shares of common stock held in supplemental executive and director retirement plans.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

General.  Net income for the year ended December 31, 2021 was $1.4 million, as compared to $1.7 million for the year ended December 31, 2020, a decrease of $335,000, or 19.2%.  The decrease was primarily attributable to a $387,000 increase in income tax expense, a $82,000 increase in noninterest expense, a $60,000 increase in provision for loan losses, and a $1.2 million decrease in noninterest income, partially offset by a $1.4 million increase in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $187,000, or 1.4%, to $13.6 million for the year ended December 31, 2021 from $13.4 million for the year ended December 31, 2020.  The increase was primarily attributable to an increase of $186,000 in interest on loans receivable. The average balance of loans increased $6.5 million, or 2.3%, to $284.8 million for the year ended December 31, 2021 from $278.3 million for the year ended December 31, 2020, primarily due to purchases of loans secured by recreational vehicles, manufactured homes, and automobiles, partially offset by a decrease in one- to four-family residential mortgages.

The average yield on loans decreased three basis points to 4.42% for the year ended December 31, 2021 from 4.45% for the year ended December 31, 2020.

Interest Expense.  Interest expense decreased $1.2 million, or 42.4%, to $1.7 million for the year ended December 31, 2021 from $2.9 million for the year ended December 31, 2020. Interest expense on deposits decreased $1.0 million, or 44.2%, to $1.3 million for the year ended December 31, 2021 from $2.3 million for the year ended December 31, 2020, primarily due to a decrease in interest expense on certificates of deposit of $972,000. The average cost of certificates of deposit decreased as a result of higher cost time deposits that did not renew during the comparable periods. Borrowing expense decreased $241,000, or 36.2%, as higher cost amortizing debt was repaid during the comparable periods.

Net Interest Income.  Net interest income increased $1.4 million, or 13.6%, to $11.9 million for the year ended December 31, 2021 from $10.5 million for the year ended December 31, 2020.  Our net interest rate spread increased 26 basis points to 3.47% for the year ended December 31, 2021 from 3.21% for the year ended December 31, 2020.  Our net interest margin increased 26 basis points to 3.55% for the year ended December 31, 2021 from 3.29% for the year ended December 31, 2020.  Net interest rate spread and net interest margin were affected primarily by the decrease in cost of funds when comparing 2021 and 2020.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $540,000 for the year ended December 31, 2021 and a provision for loan losses of $480,000 for the year ended December 31, 2020.  The increased provision for loan losses in 2021 was primarily due to increases in reserves allocated to one- to four-family and nonresidential real estate loans as a result of the foreclosure moratorium. Beginning January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which may increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Noninterest Income.  Noninterest income decreased $1.2 million, or 31.1%, to $2.7 million for the year ended December 31, 2021 from $4.0 million for the year ended December 31, 2020.  The decrease was primarily due to decreases in net gains on sale of securities and other charges, commissions, and fees, partially offset by an increase in banking fees and service charges. Net gains on sale of securities decreased $1.1 million, or 99.1%, to $10,000 for the year ended December 31, 2021 from $1.1 million for the year ended December 31, 2020 due to the sale of securities in 2020 as they were no longer needed to collateralize deposits held at the commercial bank. Other charges, commissions, and fees decreased $251,000, or 53.5%, to $218,000 for the year ended December 31, 2021 from $469,000 for the year ended December 31, 2020 as a result of a $330,000 gain recorded on the sale of the investment services book of business in 2020. Banking fees and service charges increased $100,000, or 6.8%, to $1.6 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020 due to a $116,000 increase in ATM interchange income due to increased activity during 2021.

Noninterest Expense.  Noninterest expense increased $82,000, or 0.7%, to $12.4 million for the year ended December 31, 2021 from $12.3 million for the year ended December 31, 2020. Impairment of long-lived assets increased $300,000 due to the write-down of a property. The impairment loss recognized was estimated based upon an accepted purchase offer price less the costs to sell. Service charges increased $78,000, or 4.0%, to $2.0 million for the year ended December 31, 2021 due to increases in technology costs. Compensation and benefits decreased $322,000, or 5.7%, to $5.3 million for the year ended December 31, 2021 from $5.6 million for the year ended December 31, 2020 due to decreases in health insurance premium expense as a result of a reduction in the number of employees in addition to an increase in pension expense benefit.

Federal Income Taxes.  Income tax expense increased $387,000, or 372.1%, to $283,000 for the year ended December 31, 2021 from an income tax benefit of $104,000 for the year ended December 31, 2020. The benefit recorded in 2020 resulted from our ability to carryback a net operating loss pursuant to the CARES Act.

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.  Among the techniques we use to manage interest rate risk are:

●	purchasing and originating consumer loans, including automobile, recreational vehicle and manufactured home loans, and commercial real estate and multi-family loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which, if originated, may generate customer relationships that can result in larger non-interest-bearing checking accounts;
●	utilizing long-term Federal Home Loan Bank advances which are a closer match in duration to partially fund loan originations and purchases; and
●	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank.  At December 31, 2021, we had $17.8 million outstanding in advances from the Federal Home Loan Bank, and had the ability to borrow approximately $51.1 million based on our collateral capacity.  At December 31, 2021, we had an additional $15.5 million in lines of credit available with other financial institutions.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.4 million for the year ended December 31, 2021.  Net cash provided by operating activities was $998,000 for the year ended December 31, 2020.  Net cash used in investing activities, which consists primarily of purchases of available-for-sale investment securities and disbursements for loan purchases and originations, offset by sale of equity securities, proceeds from maturities, principal reductions, and sales of available-for-sale investment securities and purchases of premises and equipment, was $12.7 million for the year ended December 31, 2021 and $10.4 million for the year ended December 31, 2020.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.4 million for year ended December 31, 2021 and was $22.8 million for the year ended December 31, 2020.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank.  Generations Bank paid no dividends to its parent during the years ended December 31, 2021 and 2020.  See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Generations Bank to pay dividends.  At December 31, 2021, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $2.1 million.

At December 31, 2021, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 15 to the Consolidated Financial Statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

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

Not required for smaller reporting companies.

ITEM 8 Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual report on Form 10-K beginning at page F-2.

ITEM 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and necessarily include some amounts based on management’s best estimates and judgments.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2021 is effective using these criteria.

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

(d)Changes in Internal Controls

During the year ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Generations Bancorp NY, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at www.mygenbank.com under “About Us – Investor Relations – Governance.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(b)Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)Changes in Control

Management of Generations Bancorp NY, Inc. knows of no arrangements, including any pledge by any person of securities of Generations Bancorp NY, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2022 Proxy Statement are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition for the years ended December 31, 2021 and 2020

(C)	Consolidated Statements of Income for the years ended December 31, 2021 and 2020

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

(E)	Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2021 and 2020

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Generations Bancorp NY, Inc.(1)
3.2	Bylaws of Generations Bancorp NY, Inc. (2)
4.1	Form of Common Stock Certificate of Generations Bancorp NY, Inc. (1)
4.2	Description of Generations Bancorp NY, Inc.’s Securities (3)
10.1	Amended and Restated Employment Agreement by and between Generations Bank and Menzo D. Case (1)
10.2	Generations Bank Amended and Restated Directors Retirement Plan (1)
10.3	Amended and Restated Supplemental Executive Retirement Plan for Menzo Case (1)
21	Subsidiaries (3)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-248742), filed on September 11, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2021.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: March 24, 2022	/s/ Menzo D. Case
Menzo D. Case
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Menzo D. Case	President, Chief Executive Officer, and Director	March 24, 2022
Menzo D. Case	(Principal Executive Officer)

/s/ Angela M. Krezmer	Chief Financial Officer	March 24,2022
Angela M. Krezmer	(Principal Financial Officer)

/s/ Bradford M. Jones	Chairman of the Board	March 24, 2022
Bradford M. Jones

/s/ Vincent P. Sinicropi	Director	March 24, 2022
Vincent P. Sinicropi

/s/ Dr. Jose A. Acevedo	Director	March 24, 2022
Dr. Jose A. Acevedo

/s/ Cynthia S. Aikman	Director	March 24, 2022
Cynthia S. Aikman

/s/ James E. Gardner	Director	March 24, 2022
James E. Gardner

/s/ Gerald Macaluso	Director	March 24, 2022
Gerald Macaluso

/s/ Dr. Frank J. Nicchi	Director	March 24, 2022
Dr. Frank J. Nicchi

/s/ Dr. August P. Sinicropi	Director	March 24, 2022
Dr. August P. Sinicropi

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Generations Bancorp NY, Inc.

Seneca Falls, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generations Bancorp NY, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Cincinnati, Ohio

March 24, 2022

Generations Bancorp NY, Inc.

Consolidated Statements of Financial Condition

	At December 31,
(In thousands, except share data)	2021	2020

ASSETS:
Cash and due from banks	$4,051	$4,168
Interest earning deposits	16,946	22,662
Total cash and cash equivalents	20,997	26,830
Interest-bearing time deposits in banks	650	—
Investment securities available-for-sale, at fair value	36,975	17,926
Investment securities held-to-maturity (fair value 2021-$1,150, 2020-$1,510)	1,128	1,480
Equity investment securities, at fair value	350	661
Federal Home Loan Bank stock, at cost	1,450	1,992
Loans	279,961	287,461
Less: Allowance for loan losses	(1,841)	(1,821)
Loans receivable, net	278,120	285,640
Premises and equipment, net	15,345	16,743
Bank-owned life insurance	7,890	7,777
Pension plan asset	11,107	8,720
Foreclosed real estate & repossessed assets	27	45
Goodwill	792	792
Intangible assets, net	783	848
Accrued interest receivable	1,249	1,179
Other assets	2,086	3,167
Total assets	$378,949	$373,800

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,540	$65,673
Interest-bearing	254,509	243,873
Total deposits	312,049	309,546
Long-term borrowings	17,760	27,628
Subordinated debt	—	1,235
Advances from borrowers for taxes and insurance	2,443	2,595
Deferred tax liability	1,118	786
Other liabilities	2,100	2,124
Total liabilities	335,470	343,914
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 and 9,000,000 shares authorized in 2021 and 2020, respectively; 2,458,401 and 2,546,836 shares issued in 2021 and 2020, respectively; and 2,458,401 and 2,458,580 shares outstanding in 2021 and 2020 respectively	26	26
Additional paid in capital	24,494	11,954
Retained earnings	21,669	20,256
Accumulated other comprehensive loss	(966)	(1,415)
Treasury stock, at cost; 88,256 shares in 2020	—	(614)
Stock held in rabbi trust	(654)	(290)
Unearned ESOP shares, at cost	(1,090)	(31)
Total shareholders' equity	43,479	29,886
Total liabilities and shareholders' equity	$378,949	$373,800

(1)	Share amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the .9980 exchange ratio applied in the conversion offering (see Note 1.)

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2021	2020

Interest and dividend income:
Loans, including fees	$12,576	$12,390
Debt and equity securities:
Taxable	519	72
Tax-exempt	404	809
Interest-earning deposits	23	14
Other	81	131
Total interest income	13,603	13,416
Interest expense:
Deposits	1,260	2,260
Short-term borrowings	—	3
Long-term borrowings	415	591
Subordinated debt	9	71
Total interest expense	1,684	2,925
Net interest income	11,919	10,491
Provision for loan losses	540	480
Net interest income after provision for loan losses	11,379	10,011
Noninterest income:
Banking fees and service charges	1,579	1,480
Mortgage banking income, net	57	47
Insurance commissions	722	755
Investment services commissions	—	88
Earnings on bank-owned life insurance	113	134
Change in fair value on equity securities	27	(113)
Net gain on sale of securities	10	1,100
Other charges, commissions & fees	218	469
Total noninterest income	2,726	3,960
Noninterest expense:
Compensation and benefits	5,299	5,621
Occupancy and equipment	2,087	2,076
Impairment of long-lived assets	300	—
Service charges	2,035	1,957
Regulatory assessments	299	313
Professional and other services	643	646
Advertising	433	418
Other expenses	1,313	1,296
Total noninterest expenses	12,409	12,327
Income before income tax expense (benefit)	1,696	1,644
Income tax expense (benefit)	283	(104)
Net income	1,413	1,748
Net income available to common shareholders	$1,413	$1,748
Basic and diluted earnings per common share	$0.60	$0.71

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2021	2020

Net income	$1,413	$1,748
Other comprehensive income, before tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(634)	1,153
Reclassification adjustment for net gains included in net income	(10)	(1,071)
Net unrealized gains (losses) on securities available-for-sale	(644)	82
Defined benefit pension plan:
Net gains arising during the period	1,098	96
Reclassification of amortization of net losses recognized in net pension expense	114	135
Net change in defined benefit pension plan asset	1,212	231
Other comprehensive income, before tax	568	313
Tax effect	(119)	(66)
Other comprehensive income, net of tax	449	247
Total comprehensive income	$1,862	$1,995

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, January 1, 2021	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886
Net income	—	—	1,413	—	—	—	—	1,413
Proceeds from issuance of 1,477,575 shares of commons stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury Stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive income	—	—	—	449	—	—	—	449
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(350)	—	(350)
Purchase of common stock for SERP	—	—	—	—	—	(14)	—	(14)
ESOP shares committed to be released	—	3	—	—	—	—	45	48
Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479

Balance, January 1, 2020	$26	$11,962	$18,571	$(1,662)	$(573)	$—	$(93)	$28,231
Net income	—	—	1,748	—	—	—	—	1,748
Other comprehensive income	—	—	—	247	—	—	—	247
Purchase of common stock for SERPs	—	—	—	—	—	(290)	—	(290)
Repurchase of common stock	—	—	—	—	(41)	—	—	(41)
ESOP shares committed to be released	—	(8)	—	—	—	—	62	54
Mutual Holding Company merger	—	—	(63)	—	—	—		(63)
Balance, December 31, 2020	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$1,413	$1,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	480
Deferred income tax expense (benefit)	184	662
Realized gains on sales of:
Premises and equipment	(59)	—
Available-for-sale investment securities	(10)	(1,071)
Equity securities	—	(29)
Write-down of premises and equipment to fair value	—	25
Impairment of long-lived asset	300	—
Write-down of other real estate owned to fair value	—	30
Change in fair value on equity securities	(27)	113
Depreciation	1,027	1,051
Amortization of intangible asset	65	65
Amortization of fair value adjustment to purchased loan portfolio	(69)	(69)
ESOP expense	48	54
Amortization of deferred loan costs	89	151
Earnings on bank-owned life insurance	(113)	(134)
Change in pension plan assets	(1,175)	(884)
Net amortization of premiums and discounts on investment securities	324	(18)
Net change in accrued interest receivable	(70)	36
Net change in other assets and liabilities	935	(1,212)
Net cash provided by operating activities	3,402	998
INVESTING ACTIVITIES
Purchased of Bank-Owned Life insurance	—	(750)
Purchase of equity investment securities	—	(1)
Purchase of investment securities available-for-sale	(27,122)	(6,876)
Net change in interest-bearing deposits	(650)	—
Net proceeds from the redemption of Federal Home Loan Bank stock	542	275
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	2,972	1,851
Held-to-maturity investment securities	346	590
Proceeds from sale of:
Available-for-sale investment securities	4,149	18,906
Equity investment securities	—	2,423
Real estate and repossessed assets acquired	105	110
Premises and equipment	555	—
Net change in loans	6,873	(26,697)
Purchase of premises and equipment	(425)	(231)
Net cash used in investing activities	(12,655)	(10,400)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	10,255	50,275
Net change in time deposits	(7,752)	(24,067)
Payments on long-term borrowings	(9,868)	(9,820)
Proceeds (Repayment) from subordinated debt offering	(1,235)	500
Proceeds from long-term borrowings	—	6,000
Capital infusion of MHC Merger	—	(63)
Purchase of common stock for directors retirement plan	(13)	—
Purchase of common stock of SERP	(14)	—
Net proceeds from stock offering and conversion	13,151	—
Purchase of common stock for ESOP	(1,104)	—
Repurchase of common stock	—	(41)
Net cash provided by financing activities	3,420	22,784
Net change in cash and cash equivalents	(5,833)	13,382
Cash and cash equivalents at beginning of period	26,830	13,448
Cash and cash equivalents at end of period	$20,997	$26,830
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$1,700	$2,997
Transfer of loans to foreclosed real estate and repossessed assets	87	115

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

1.	Organization and Nature of Operations

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

b.	Use of Estimates

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

c.	Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, including interest-bearing demand deposits, and items in the process of collection. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

d.	Securities

The Company reports debt securities in one of the following categories:

(i)	“held-to-maturity” which management has the positive intent and ability to hold debt securities to maturity. These securities are reported at amortized cost adjusted for the amortization of premiums and accretion of discounts; or
(ii)

“available-for-sale” which includes all other debt securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).

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

Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated financial statements.

Note 4 to the consolidated financial statements includes additional information about the Company’s accounting policies with respect to the impairment of investment securities.

e.	Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted fair value and is carried at cost, which approximates fair value.

f.	Loans Receivable

The Company grants residential mortgage, commercial, and consumer loans to customers, principally located in the Finger Lakes Region of New York State and extending north to Orleans County. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for loan losses, and plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received, and the related direct origination costs incurred, are deferred and amortized over the life of the loan using a method that approximates the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

The loans receivable portfolio is segmented into residential mortgage, commercial, and consumer loans. The residential mortgage segment consists of one- to four-family first-lien residential mortgages and construction loans. Commercial loans consist of the following classes: real estate secured by nonresidential property, real estate secured by multi-family residences, construction, and other commercial

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

and industrial loans. Consumer loans include home equity (both installment loans and lines of credit), residential junior-lien loans, manufactured home loans, automobile, student, and other consumer loans.

g.	Allowance for Loan Losses

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools by product and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors include:

•Asset quality trends

•The trend in loan growth and portfolio mix

•Regional and local economic conditions

•Historical loan loss experience

•Underlying credit quality

Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial real estate loans, and home equity loans comprise approximately 54% of the portfolio in 2021 and 61% in 2020. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying amount exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, including those in construction, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made as to whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory, and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings, equipment appraisals, or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

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

The indirect automobile program loans, and the loans originated under a direct sub-prime automobile program, are evaluated separately from the rest of the consumer loan portfolio. Due to the inherent risk of the program loans, they are evaluated based on the historical losses in the portfolio and discounted collateral values. Since this piece of the portfolio no longer enjoys the participation of the dealers, their continuing reserves, and dealer cooperation, there are no longer available cash reserves accumulated as part of the indirect loan assignment agreements with local dealers. The direct sub-prime automobile program was offered to consumers for approximately nine months in 2014. The program was discontinued after a detailed analysis revealed that the loan type carried higher risk characteristics than the other automobile portfolios. We have analyzed the historical loss factors to date and have assigned higher reserve factors to these loans to represent the associated risk. Reserves for this loan type are based on the rate of delinquency, the prospect of payment established by collection efforts, and discounted collateral values. As of December 31, 2021 the outstanding balance of the direct sub-prime automobile program was $0.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.  Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 Pandemic made between March 1, 2020 and the earlier of December 31, 2020 or

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief until January 1, 2022.  The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer to re-delay the payment of principal or interest, or change the interest rate on the loan.  The Company chose to apply this relief to eligible loan and lease modifications.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for all loans.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated as pass.

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

j.	Income Recognition on Impaired and Non-accrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income. Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

i.	Premises and Equipment

Land is carried at cost. Buildings, improvements, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is provided on a straight-line basis over the estimated useful lives of the related assets, which is generally 15 to 40 years for buildings and 3 to 10 years for furniture, equipment, computers, and software. Leasehold improvements are amortized over the shorter of the terms of the lease or useful life. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

j.	Bank-owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. In 2012, the Bank purchased additional BOLI to offset the cost of the director’s retirement plan and the addition of a supplemental executive retirement plan. The 2012 purchase of $2 million in additional BOLI on senior management includes a split-dollar arrangement on a portion of the insurance benefit. The policies are carried at the cash surrender value and the liability for the split dollar arrangement is recorded in other liabilities. Income from the increase in cash surrender value of the policies is included in noninterest income on the consolidated statements of income.

k.	Intangible Assets and Goodwill

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

Additionally, as part of recording the purchase of assets and liabilities of MSL at fair value upon the September 29, 2018 merger, Generations Bank recorded a $964,000 Core Deposit Intangible (“CDI”). The CDI valuation method employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. A positive valuation results because the overall cost of core deposits (interest rate plus operating expense less other income) is lower than the cost of a laddered portfolio of borrowings structured with the same maturity as the projected core deposit base. As of the Valuation Date, the value of Medina’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. This asset is amortized over 15 years in accordance with the fair value analysis provided by a third party.

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

l.	Employee Benefit Plans

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

The Bank sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full time employees. Acquisitions of the Holding Company’s common stock for the Plan by the Bank were funded internally through a borrowing from the Holding Company, which is repayable annually with interest over twenty-five years. The cost of shares issued to the ESOP but not allocated to participants is presented in the consolidated statement of financial condition as a reduction of shareholders’ equity. ESOP shares are released to participants proportionately as the loan is repaid. Allocations to individual accounts are based on participant compensation. As shares are committed to be released to participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in-capital. Dividends on allocated shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt and accrued interest.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The Bank has a defined contribution plan under section 401(k) of the Internal Revenue Code. This plan covers all Bank employees with at least twelve months of service. The Bank’s contributions to this plan are discretionary and begin after one year of service. Employee contributions are voluntary. Employees vest immediately in their own contributions, and vest in the Bank’s contributions based on years of service.

The Company has a Directors Retirement Plan for the benefit of its eligible non-employee members of the Board of Directors of the Company. This plan is an unfunded arrangement and intended to comply with Internal Revenue Code Section 409A. The plan allows for deferred compensation elections and a supplemental contribution by the Bank. The Company also has a supplemental executive retirement plan, under Internal Revenue Code Section 409A, for selected officers. This plan is an unfunded arrangement that consists of an annual contribution calculated based on a target benefit.

m.	Foreclosed Real Estate and Repossessed Assets

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition less estimated selling costs. The following table represents the detail of such assets at December 31:

	At December 31,
(In thousands)	2021	2020

Foreclosed real estate	$27	$45
Repossessed assets	—	—
	$27	$45

Write-downs from cost to fair value less estimated selling costs, which are required at the time of foreclosure or repossession, are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of estimated selling costs and the net operating expenses of foreclosed and repossessed assets, are charged to other noninterest expenses and were approximately $7,000 and $40,000 for years ended 2021 and 2020, respectively.

At December 31, 2021 there were 12 one- to four-family residential mortgage loans and two home equity loans in the process of foreclosure for a total of 783,000. At December 31, 2020 there were nine one- to four-family residential mortgage loans and two home equity loans in the process of foreclosure for a total of 558,000.

n.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

o.	Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses, and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Interest and penalties are included as a component of noninterest expense if incurred.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2021 and 2020, the Company had no uncertain tax positions.

p.	Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and unrecognized gains or losses and prior service credits for the defined benefit pension plan are reported as a separate component of the shareholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income are as follows for the :

	For Years Ended
	December 31,
(In thousands)	2021	2020

Unrealized gains on securities available-for-sale:
Unrealized holding (gains) losses arising during the period	$133	$(242)
Reclassification adjustment for net gains included in net income	2	225
Net unrealized gains on securities available-for-sale	135	(17)
Defined benefit pension plan:
Net plan gains arising during the period	(231)	(20)
Reclassification of amortization of net losses and prior service credit recognized in net pension expense	(23)	(29)
Net change in defined benefit pension plan asset	(254)	(49)
	$(119)	$(66)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive (income) loss before reclassifications	(500)	867	367
Amounts reclassified from AOCI to the income statement	(8)	90	82
Net current-period other comprehensive income (loss)	(508)	957	449
Balance, December 31, 2021	$215	$(1,181)	$(966)

Balance, January 1, 2020	$658	$(2,320)	$(1,662)
Other comprehensive income before reclassifications	911	76	987
Amounts reclassified from AOCI to the income statement	(846)	106	(740)
Net current-period other comprehensive income	65	182	247
Balance, December 31, 2020	$723	$(2,138)	$(1,415)

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

q.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,352,000 and 2,453,000(1) for the years ended December 31, 2021 and 2020. The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

r.	Recently Adopted and Recently Issued Accounting Pronouncements

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

The Allowance for Loan Losses (“ALL”) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company is developing its approach for determining expected credit losses under the new guidance, including the licensing of new software, working on model development, model validation, development of a qualitative framework, and data sourcing. The total impact of CECL to the Company’s financial statements is unknown but may be material. The Company will adopt CECL effective January 1, 2023. For additional information on the allowance for loan losses, see Notes 5 and 6 to these condensed consolidated financial statements.

1 Shares amounts related to the periods prior to the January 13, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 0.9980 exchange ration applied in the conversion offering

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

s.	Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 consolidated financial statement presentation.  These reclassifications had no effect on net earnings.

3.Balances at Other Banks

The Bank may be required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2021, and 2020, the Bank did not have a reserve requirement.

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$33	$1	$(1)	$33
Corporate bonds	18,589	266	(812)	18,043
State and political subdivisions	18,081	887	(69)	18,899
Total securities available-for-sale	$36,703	$1,154	$(882)	$36,975

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,128	$25	$(3)	$1,150
Total securities held-to-maturity	$1,128	$25	$(3)	$1,150

Equity securities:
Large cap equity mutual fund	$45			$45
Other mutual funds	305			305
Total of equity securities	$350			$350

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$39	$1	$(1)	$39
State and political subdivisions	16,971	917	(1)	17,887
Total securities available-for-sale	$17,010	$918	$(2)	$17,926

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,480	$33	$(3)	$1,510
Total securities held-to-maturity	$1,480	$33	$(3)	$1,510

Equity securities:
Large cap equity mutual fund	$35			$35
Other mutual funds	626			626
Total of equity securities	$661			$661

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At December 31, 2021
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$23	$(1)	$23	$(1)
Corporate bonds	9,925	(812)	—	—	9,925	(812)
State and political subdivisions	4,774	(69)	—	—	4,774	(69)
Total securities available-for-sale	$14,699	$(881)	$23	$(1)	$14,722	$(882)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$—	$—	$156	$(3)	$156	$(3)
Total securities held-to-maturity	$—	$—	$156	$(3)	$156	$(3)

	At December 31, 2020
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$24	$(1)	$2	$—	$26	$(1)
State and political subdivisions	1,066	(1)	—	—	1,066	(1)
Total securities available-for-sale	$1,090	$(2)	$2	$—	$1,092	$(2)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$150	$(2)	$97	$(1)	$247	$(3)
Total securities held-to-maturity	$150	$(2)	$97	$(1)	$247	$(3)

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

Eleven government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2021. The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”). All of the eleven government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $800 or less. None of the securities demonstrate a steadily increasing loss ratio and values fluctuate in reaction to the uncertainty of the economy. Principal and interest continue to be received on all securities as anticipated. The Company has the ability and intent to hold

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

the securities through maturity or recovery of its amortized cost basis. With the government guarantees in place, management does not expect losses on these securities. No OTTI is deemed present on these securities.

There are 24 bond issues held by the Company that have an unrealized loss at December 31, 2021. The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term rates, and as interest rates increase, the bond values decrease.  We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

None of the securities demonstrate a steadily increasing loss ratio and values fluctuate in reaction to the uncertainty of the economy.  Principal and interest continue to be received on all securities as anticipated.  The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis.  No OTTI is deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2021 by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of debt securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At December 31, 2021
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$951	$955	$—	$—
Due over one year through five years	1,738	1,756	—	—
Due over five through ten years	5,912	5,904	—	—
Due after ten years	28,069	28,327	—	—
	36,670	36,942	—	—
Residential mortgage-backed securities	33	33	1,128	1,150
Total	$36,703	$36,975	$1,128	$1,150

Gross realized gains on sales and redemptions of securities for the years ended December 31 are detailed below:

	Year Ended December 31,
(In thousands)	2021	2020

Realized gains	$10	$1,100
	$10	$1,100

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Securities with a fair value of $8,775,255, and $6,969,058 were pledged to collateralize certain deposit arrangements at December 31, 2021 and 2020.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

5.Loans Receivable

Major classifications of loans are as follows:

	At December 31,
(In thousands)	2021	2020

Originated Loans:
Residential mortgages:
One- to four-family	$102,766	$113,254
	102,766	113,254
Commercial loans:
Real estate - nonresidential	19,734	22,812
Multi-family	456	5,125
Commercial business	12,366	20,178
	32,556	48,115
Consumer:
Home equity and junior liens	8,840	9,981
Manufactured homes	47,717	44,347
Automobile	22,666	21,469
Student	2,096	2,259
Recreational vehicle	29,463	14,557
Other consumer	5,408	4,081
	116,190	96,694
Total originated loans	251,512	258,063
Net deferred loan costs	15,650	11,854
Less allowance for loan losses	(1,841)	(1,821)
Net originated loans	$265,321	$268,096

	At December 31,
(In thousands)	2021	2020

Acquired Loans:
Residential mortgages:
One- to four-family	$10,295	$14,102
	10,295	14,102
Commercial loans:
Real estate - nonresidential	1,744	1,942
Commercial business	162	327
	1,906	2,269
Consumer:
Home equity and junior liens	861	1,406
Other consumer	84	190
	945	1,596
Total acquired loans	13,146	17,967
Net deferred loan costs	(60)	(67)
Fair value credit and yield adjustment	(287)	(356)
Net acquired loans	$12,799	$17,544

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	At December 31,
(In thousands)	2021	2020

Total Loans:
Residential mortgages:
One- to four-family	$113,061	$127,356
	113,061	127,356
Commercial loans:
Real estate - nonresidential	21,478	24,754
Multi-family	456	5,125
Commercial business	12,528	20,505
	34,462	50,384
Consumer:
Home equity and junior liens	9,701	11,387
Manufactured homes	47,717	44,347
Automobile	22,666	21,469
Student	2,096	2,259
Recreational vehicle	29,463	14,557
Other consumer	5,492	4,271
	117,135	98,290
Total Loans	264,658	276,030
Net deferred loan costs	15,590	11,787
Fair value credit and yield adjustment	(287)	(356)
Less allowance for loan losses	(1,841)	(1,821)
Loans receivable, net	$278,120	$285,640

The Company primarily grants residential mortgage, commercial, and consumer loans to customers throughout the Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, and Ontario counties as well as Orleans County. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in the Northeastern United States, are purchased regularly from a Connecticut based company. In 2019, the Company also began to purchase modular home loans originated throughout the United States from a company who then services the loans. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State.

The commercial business category includes Paycheck Protection Program ("PPP") loans that were authorized under the CARES Act.  The PPP was implemented by the Small Business Administration ("SBA") with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay from eight up to twenty-four weeks, depending on the date of the loan, of payroll costs including benefits.  Funds could also be used to pay interest on mortgages, rent, and utilities.  PPP loans originated by the Company have a maturity of two or five years and an interest rate of 1%.  In addition, the SBA pays originating lenders processing fees based on the size of the loan, ranging from 1% to 5% of the loan amount.  A borrower who meets certain requirements can request loan forgiveness from the SBA.  If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing, and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans unless credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage, or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss. Loans not classified are rated as pass. See further discussion of risk ratings in Note 2.

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$99,294	$1,110	$2,362	$—	$102,766
	99,294	1,110	2,362	—	102,766
Commercial loans:
Real estate - nonresidential	14,464	3,045	2,225	—	19,734
Multi-family	456	—	—	—	456
Commercial business	10,256	1,112	998	—	12,366
	25,176	4,157	3,223	—	32,556
Consumer:
Home equity and junior liens	8,753	41	46	—	8,840
Manufactured homes	47,717	—	—	—	47,717
Automobile	22,558	64	44	—	22,666
Student	2,096	—	—	—	2,096
Recreational vehicle	29,424	39	—	—	29,463
Other consumer	5,376	32	—	—	5,408
	115,924	176	90	—	116,190
Total originated loans	$240,394	$5,443	$5,675	$—	$251,512

	At December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$10,038	$42	$215	$—	$10,295
	10,038	42	215	—	10,295
Commercial loans:
Real estate - nonresidential	1,744	—	—	—	1,744
Commercial business	162	—	—	—	162
	1,906	—	—	—	1,906
Consumer:
Home equity and junior liens	841	—	20	—	861
Other consumer	84	—	—	—	84
	925	—	20	—	945
Total acquired loans	$12,869	$42	$235	$—	$13,146

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	At December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$109,332	$1,152	$2,577	$—	$113,061
	109,332	1,152	2,577	—	113,061
Commercial loans:
Real estate - nonresidential	16,208	3,045	2,225	—	21,478
Multi-family	456	—	—	—	456
Commercial business	10,418	1,112	998	—	12,528
	27,082	4,157	3,223	—	34,462
Consumer:
Home equity and junior liens	9,594	41	66	—	9,701
Manufactured homes	47,717	—	—	—	47,717
Automobile	22,558	64	44	—	22,666
Student	2,096	—	—	—	2,096
Recreational vehicle	29,424	39	—	—	29,463
Other consumer	5,460	32	—	—	5,492
	116,849	176	110	—	117,135
Total loans	$253,263	$5,485	$5,910	$—	$264,658

	At December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$109,752	$627	$2,875	$—	$113,254
	109,752	627	2,875	—	113,254
Commercial loans:
Real estate - nonresidential	15,597	4,433	2,782	—	22,812
Multi-family	5,083	—	42	—	5,125
Commercial business	17,009	842	2,327	—	20,178
	37,689	5,275	5,151	—	48,115
Consumer:
Home equity and junior liens	9,923	—	58	—	9,981
Manufactured homes	44,272	—	75	—	44,347
Automobile	21,432	4	33	—	21,469
Student	2,259	—	—	—	2,259
Recreational vehicle	14,527	30	—	—	14,557
Other consumer	4,046	4	31	—	4,081
	96,459	38	197	—	96,694
Total originated loans	$243,900	$5,940	$8,223	$—	$258,063

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	At December 31, 2020
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

	At December 31, 2020
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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

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

An age analysis of past due loans, segregated by class of loans are as follows:

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,137	$757	$2,362	$6,256	$96,510	$102,766
	3,137	757	2,362	6,256	96,510	102,766
Commercial loans:
Real estate - nonresidential	389	—	416	805	18,929	19,734
Multi-family	—	—	—	—	456	456
Commercial business	—	8	161	169	12,197	12,366
	389	8	577	974	31,582	32,556
Consumer loans:
Home equity and junior liens	149	31	46	226	8,614	8,840
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,301	5,408
	2,014	781	90	2,885	113,305	116,190
Total originated loans	$5,540	$1,546	$3,029	$10,115	$241,397	$251,512

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$318	$68	$215	$601	$9,694	$10,295
	318	68	215	601	9,694	10,295
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,744	1,744
Commercial business	27	—	—	27	135	162
	27	—	—	27	1,879	1,906
Consumer loans:
Home equity and junior liens	—	—	20	20	841	861
Other consumer	—	—	—	—	84	84
	—	—	20	20	925	945
Total acquired loans	$345	$68	$235	$648	$12,498	$13,146

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,455	$825	$2,577	$6,857	$106,204	$113,061
	3,455	825	2,577	6,857	106,204	113,061
Commercial loans:
Real estate - nonresidential	389	—	416	805	20,673	21,478
Multi-family	—	—	—	—	456	456
Commercial business	27	8	161	196	12,332	12,528
	416	8	577	1,001	33,461	34,462
Consumer loans:
Home equity and junior liens	149	31	66	246	9,455	9,701
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,385	5,492
	2,014	781	110	2,905	114,230	117,135
Total loans	$5,885	$1,614	$3,264	$10,763	$253,895	$264,658

	At December 31, 2020
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$2,345	$691	$2,875	$5,911	$107,343	$113,254
	2,345	691	2,875	5,911	107,343	113,254
Commercial loans:
Real estate - nonresidential	66	66	1,103	1,235	21,577	22,812
Multi-family	—	—	42	42	5,083	5,125
Commercial business	139	—	688	827	19,351	20,178
	205	66	1,833	2,104	46,011	48,115
Consumer loans:
Home equity and junior liens	92	23	58	173	9,808	9,981
Manufactured homes	944	440	75	1,459	42,888	44,347
Automobile	188	21	33	242	21,227	21,469
Student	—	—	—	—	2,259	2,259
Recreational vehicle	229	30	—	259	14,298	14,557
Other consumer	3	4	29	36	4,045	4,081
	1,456	518	195	2,169	94,525	96,694
Total originated loans	$4,006	$1,275	$4,903	$10,184	$247,879	$258,063

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	At December 31, 2020
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

	At December 31, 2020
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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Non-accrual loans, segregated by class of loan, were as follows:

	At December 31,
(In thousands)	2021	2020

Residential mortgage loans:
One- to four-family	$2,577	$3,245
Construction	—	—
	2,577	3,245
Commercial loans:
Real estate - nonresidential	416	1,103
Multi-family	—	42
Commercial business	161	688
	577	1,833
Consumer loans:
Home equity and junior liens	66	102
Manufactured homes	—	75
Automobile	44	33
Other consumer	—	31
	110	241
Total non-accrual loans	$3,264	$5,319

There were no loans past due more than ninety days and still accruing interest at December 31, 2021 and 2020.

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

At December 31, 2021, the Company had 15 TDR loans, with an outstanding balance of $3.0 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. There are no TDRs in non-accrual status due to delinquency greater than 90 days. All of the TDR loans continue to accrue interest.

At December 31, 2020, the Company had nine loans with an outstanding balance of $2.5 million in the portfolio.

Impaired Loans

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The following table summarizes impaired loans information by portfolio class:

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,352	$2,423	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	67	67	—

With an allowance recorded:
One- to four-family residential mortgages	224	224	7
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,576	2,647	7
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	67	67	—
	$3,187	$3,358	$19

	At December 31, 2020
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,836	$2,937	$—
Commercial real estate - nonresidential	1,198	1,548	—
Commercial business	782	782	—
Home equity and junior liens	109	109	—

With an allowance recorded:
One- to four-family residential mortgages	429	429	21
Multi-family	42	42	7
Commercial business	713	713	265
Automobile	41	41	10
Other consumer	2	2	2

Total:
One- to four-family residential mortgages	3,265	3,366	21
Commercial real estate - nonresidential	1,198	1,548	—
Multi-family	42	42	7
Commercial business	1,495	1,495	265
Home equity and junior liens	109	109	—
Automobile	41	41	10
Other consumer	2	2	2
	$6,152	$6,603	$305

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The following table represents the average recorded investment in impaired loans:

	Year Ended December 31,
(In thousands)	2021	2020

One- to four-family residential mortgages	$2,607	$3,336
Commercial real estate - nonresidential	416	1,523
Multi-family	—	42
Commercial business	130	1,572
Home equity and junior liens	71	110
Automobile	—	46
Other consumer	—	2
	3,224	$6,631

The following table presents interest income recognized on impaired loans:

	Year Ended December 31,
(In thousands)	2021	2020

One- to four-family residential mortgages	$78	$110
Commercial real estate - nonresidential	1	19
Multi-family	—	1
Commercial business	1	54
Home equity and junior liens	2	7
Automobile	—	4
	$82	$195

6.	Servicing

At December 31, 2021 and 2020, one- to four-family residential mortgage loans serviced for others amounted to approximately $11.9 million and $14.0 million, respectively. These loans are not included in the accompanying consolidated statements of financial condition. A portion of the serviced loan portfolio, with outstanding balances totaling $10.3 million and $12.1 million at December 31, 2021 and 2020, was sold with limited recourse provisions. See Note 17 for further information.

The balance of capitalized servicing rights included in other assets at December 31, 2021 and 2020, was $17,000 and $20,000, respectively. Annual amortization of servicing rights is immaterial.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

7.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at and for the years ended December 31 are summarized as follows:

	Year Ended December 31, 2021
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$457	$—	$319	$26	$—	$617
Charge-offs	(117)	—	(386)	—	—	(84)
Recoveries	28	—	16	12	—	7
Provision (credit) for loan losses	320	—	681	(36)	—	(379)
Ending balance	$688	$—	$630	$2	$—	$161
Ending balance: related to loans individually evaluated for impairment	$7	$—	$—	$—	$—	$12
Ending balance: related to loans collectively evaluated for impairment	$681	$—	$630	$2	$—	$149
Loans receivable:
Ending balance	$113,061	$—	$21,478	$456	$—	$12,528
Ending balance: individually evaluated for impairment	$2,576	$—	$416	$—	$—	$128
Ending balance: collectively evaluated for impairment	$110,485	$—	$21,062	$456	$—	$12,400

	Year Ended December 31, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Charge-offs	(2)	—	(12)	—	(1)	(45)	—	(647)
Recoveries	—	—	48	3	8	5	—	127
Provision (credit) for loan losses	(5)	26	(56)	(8)	(7)	4	—	540
Ending balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$19
Ending balance: related to loans collectively evaluated for impairment	$39	$102	$107	$64	$—	$48	$—	$1,822
Loans receivable:
Ending balance	$9,701	$47,717	$22,666	$2,096	$29,463	$5,492	$—	$264,658
Ending balance: individually evaluated for impairment	$67	$—	$—	$—	$—	$—	$—	$3,187
Ending balance: collectively evaluated for impairment	$9,634	$47,717	$22,666	$2,096	$29,463	$5,492	$—	$261,471

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

	Year Ended December 31, 2020
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$375	$2	$421	$17	$—	$527
Charge-offs	(89)	—	(398)	—	—	(15)
Recoveries	4	—	—	19	—	140
Provision (credit) for loan losses	167	(2)	296	(10)	—	(35)
Ending balance	$457	$—	$319	$26	$—	$617
Ending balance: related to loans individually evaluated for impairment	$21	$—	$—	$7	$—	$265
Ending balance: related to loans collectively evaluated for impairment	$436	$—	$319	$19	$—	$352
Loans receivable:
Ending balance	$127,356	$—	$24,754	$5,125	$—	$20,505
Ending balance: individually evaluated for impairment	$3,265	$—	$1,198	$42	$—	$1,495
Ending balance: collectively evaluated for impairment	$124,091	$—	$23,556	$5,083	$—	$19,010

	Year Ended December 31, 2020 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$50	$—	$142	$69	$—	$35	$22	$1,660
Charge-offs	(9)	—	(54)	—	(14)	(4)	—	(583)
Recoveries	12	—	71	3	6	9	—	264
Provision (credit) for loan losses	(7)	76	(32)	(3)	8	44	(22)	480
Ending balance	$46	$76	$127	$69	$—	$84	$—	$1,821
Ending balance: related to loans individually evaluated for impairment	$—	$—	$10	$—	$—	$2	$—	$305
Ending balance: related to loans collectively evaluated for impairment	$46	$76	$117	$69	$—	$82	$—	$1,516
Loans receivable:
Ending balance	$11,387	$44,347	$21,469	$2,259	$14,557	$4,271	$—	$276,030
Ending balance: individually evaluated for impairment	$109	$—	$41	$—	$—	$2	$—	$6,152
Ending balance: collectively evaluated for impairment	$11,278	$44,347	$21,428	$2,259	$14,557	$4,269	$—	$269,878

8.	Federal Home Loan Bank of New York Stock

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of New York (“FHLB”) in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 1/20 of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

9.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	At December 31,
(In thousands)	2021	2020
Premises:
Land	$3,867	$3,884
Buildings and improvements	18,049	19,041
Equipment	7,256	6,810
Construction in progress	31	206
	29,203	29,941
Less: Accumulated depreciation	13,858	13,198
	$15,345	$16,743

10.	Intangible Assets and Goodwill

Intangible assets and goodwill are summarized as follows:

	At December 31, 2021
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(4)	$1
Core deposit intangible	964	(182)	782
Goodwill	792	—	792
	$1,761	$(186)	$1,575

	At December 31, 2020
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(3)	$2
Core deposit intangible	964	(118)	846
Goodwill	792	—	792
	$1,761	$(121)	$1,640

On December 28, 2016, the Company purchased the John G. Sweeney Agency, Inc. The acquisition of this insurance agency included both the purchase of all issued and outstanding common stock of the corporation and a non-compete agreement. Upon the acquisition of the agency, the corporation was dissolved and the value remitted for the purchase of said common shares was recorded as goodwill of $465,000, having no tangible assets associated with the transaction. In consideration for a non-compete covenant covering seven (7) years, the seller was paid $5,000, which was recorded as an intangible asset and is amortized over the seven-year period starting January 1, 2017.

On September 29, 2018, the Company merged Medina Savings and Loan Association into Generations Bank. The transaction was structured as a merger with a mutual entity. The consideration paid represents the appraised value of MSL. 171,440 shares of Company stock was issued to the Mutual Holding Company based on the market price per share of the Company as of the date of the merger. The assets and liabilities of MSL were marked to fair value as of the date of the merger. The fair value of the Core Deposit Intangible (“CDI”), was determined using such factors as deposit mix, interest costs, fee income generated, and servicing costs. It is the economic benefit that a holder of deposits could expect to realize from the deposit base versus using an alternative source of funds. The CDI valuation employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

using comparable term (i.e. term to maturity) wholesale borrowings. As of the valuation date, the intangible value of MSL’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. The fair value calculations include the present value of tax benefits assuming the intangible asset is amortized on a straight-line basis over 15 years with an effective tax rate of 21%.

Amortization expense for the core intangible asset for the year ended December 31, 2021 was $64,000, as well as the estimated aggregate amortization expense for each of the five succeeding years is summarized as follows:

Amortization
For Years Ended December 31,	Expense
(In thousands)
2022	$64
2023	64
2024	64
2025	64
2026	64
$320

Goodwill previously recorded is being amortized for federal and state income tax purposes.

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2021 and 2020.

11.Deposits

Deposits, by deposit type, are summarized as follows:

	At December 31,
(In thousands)	2021	2020
Checking accounts, non-interest bearing	$57,540	$65,673
Checking accounts, interest-bearing	37,169	31,745
Money market accounts	31,333	26,334
Savings accounts	110,272	102,307
Time deposits	75,735	83,487
	$312,049	$309,546

We participate in reciprocal deposit services for our customers through the CDARS and Insured Cash Sweep networks. Included in time deposits in the above table are $19.0 million and $24.1 million in these reciprocal deposits as of December 31, 2021 and 2020, respectively.  All brokered time deposits had balances less than $250,000.  Early withdrawal of these deposits is not permitted.

Scheduled maturities of time deposits, including those that were obtained through the third party broker, are summarized as follows:

(In thousands)	At December 31, 2021

2022	$56,353
2023	10,862
2024	5,468
2025	1,935
2026	732
Thereafter	385
$75,735

T

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The aggregate amount of time deposits with balances equal to or greater than $250,000 was $24,164,000 and $22,299,000 at December 31, 2021 and 2020, respectively.

12.Borrowings

The composition of borrowings (including subordinated debt) is as follows:

	At December 31,
(In thousands)	2021	2020

Long-term:
FHLB fixed-rate term advances	$3,300	$4,300
FHLB fixed-rate amortizing advances	14,460	23,328
Total long-term borrowings	$17,760	$27,628
Subordinated debt	$—	$1,235

The principal balances and interest rates of the above fixed rate borrowings are as follows:

	At December 31, 2021
(In thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$3,300	1.45%-2.48%
FHLB fixed-rate amortizing advances	14,460	0.96%-3.03%
Total long-term borrowings	$17,760

	At December 31, 2020
(In thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$4,300	1.45%-2.48%
FHLB fixed-rate amortizing advances	23,328	0.96%-3.03%
Total long-term borrowings	$27,628
Subordinated debt	$1,235	6.00% -8.00%

The maturities of long-term borrowings and subordinated debt are as follows:

	At December 31,
(In thousands)	2021	2020
Long-term:
Due within 1 year	$6,457	$10,282
Due within 2 years	3,153	7,898
Due within 3 years	5,250	3,785
Due within 4 years	1,375	4,926
Due within 5 years	932	1,796
Thereafter	593	176
Total long-term borrowings	$17,760	$28,863

The Bank had $51.8 million borrowing availability with the FHLB at December 31, 2021. The Bank’s aggregate unused FHLB borrowing capacity was approximately $33.3 million at December 31, 2021.

FHLB borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally FHLB stock and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $21.3 million and $33.2 million at December 31,

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

2021 and 2020. Residential mortgage loans with a carrying value of $65.9 million and $70.6 million at December 31, 2021 and 2020 and FHLB stock with a carrying value of $1.5 million and $2.0 million at December 31, 2021 and 2020 have been pledged by the Company under the blanket collateral agreement to secure the Company’s borrowings. Additional borrowings are available to the Bank upon delivery of investment securities and/or loans secured by non-residential property.

The Bank has a $10.0 million unsecured line of credit with a correspondent bank. The Bank also has an additional unsecured fed funds line of credit for $5,500,000.  At December 31, 2021 and 2020 there were no outstanding advances on these lines.

13.Income Taxes

The Company’s income tax expense (benefit) included in the consolidated statements of income is as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Current tax expense (benefit):
Federal	$21	$(781)
State	78	15
Total current tax expense (benefit)	99	(766)
Deferred tax expense:
Federal	184	662
Total deferred tax expense	184	662
Expense (benefit) for income taxes	$283	$(104)

The Company files consolidated Federal income and New York State franchise tax returns on a calendar year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are recorded in either other assets or other liabilities on the consolidated statements of financial condition and are as follows as of December 31:

	At December 31,
(In thousands)	2021	2020
Assets:
Deferred compensation	$227	$111
Allowance for loan losses	447	458
Net operating loss carryforward	859	847
Mortgage recording tax credit	—	3
Nonaccrual interest	46	82
Other	101	72
	1,680	1,573
Liabilities:
Pension	(2,332)	(1,831)
Intangible assets	(210)	(222)
Investment securities, unrealized gains	(105)	(144)
Mortgage servicing rights	(3)	(4)
Depreciation	(143)	(152)
Other	(5)	(6)
	(2,798)	(2,359)
Net deferred tax liability	$(1,118)	$(786)

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future level of taxable income over the periods in which

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

the temporary differences comprising the deferred tax assets will be deductible. The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

At December 31, 2021, Generations Bancorp had net operating loss carryforwards of approximately $1.5 million which expire in years 2027-2037. Additionally, Generations Bancorp has loss carryforwards of $2.6 million with no expiration period. The loss generated in 2018 was carried back under provisions of the CARES Act.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several provisions that impact the Company, including net operating losses and AMT credits. Under the CARES Act, the current net operating loss rules put in place under the Tax Cuts and Jobs Act (“TCJA”) are temporarily revised to allow losses arising in tax years 2018, 2019, and 2020 to be carried back five years. The Company carried a 2018 loss back. The net operating losses are recorded at a tax rate of 21%, the current statutory rate. The Company recognized a $311,000 tax benefit in 2020 for the rate differential between the current rate and the rate in effect in the period to which the net operating loss was carried back. The CARES Act also allows corporations to immediately claim unused AMT credits, making these fully refundable in in tax years beginning in 2018 and 2019.

The Company and its subsidiaries are currently open to examination under the statute of limitations by the Internal Revenue Service and New York State for tax years 2018, 2019, and 2020.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	3.6%	0.7%
Bank owned life insurance and other permanent differences	(0.1)%	(2.1)%
Tax exempt income	(4.7)%	(9.8)%
Tax rate differential for NOL carryback	—%	(18.9)%
Other	(3.1)%	2.8%
Effective income tax rate	16.7%	(6.3)%

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future. The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2021 and 2020.

14.Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees, which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the periods ended December 31, 2021 and 2020, expense attributable to contributions made by the Company amounted to $57,000 and $63,000, respectively.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

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

The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of:

Generations Bank Plan:	At December 31,
(In thousands)	2021	2020

Change in benefit obligations:
Benefit obligations at beginning of year	$12,005	$11,048
Service Cost	458	413
Interest cost	420	448
Actuarial loss	289	946
Benefit paid	(1,062)	(850)
Benefit obligations at end of year	12,110	12,005
Change in plan assets:
Fair value of plan assets at beginning of year	18,332	16,679
Actual return on plan assets	2,646	2,222
Benefits paid	(1,062)	(850)
Employer contributions	365	281
Fair value of plan assets at end of year	20,281	18,332

Funded Status	$8,171	$6,327

Medina Savings and Loan Plan:	At December 31,
(In thousands)	2021	2020
Change in benefit obligations:
Benefit obligations at beginning of year	$3,501	$3,489
Service cost	31	28
Interest cost	130	143
Actuarial loss	26	130
Benefits paid	(387)	(289)
Benefit obligations at end of year	3,301	3,501
Change in plan assets:
Fair value of plan assets at beginning of year	5,894	5,463
Actual return on plan assets	712	720
Benefits paid	(386)	(289)
Employer contributions	17	—
Fair value of plan assets at end of year	6,237	5,894

Funded Status	$2,936	$2,393

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Amounts recognized in accumulated other comprehensive loss are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2021	2020
Unrecognized net loss	$1,924	$2,913
Tax Effect	404	612
	$1,520	$2,301

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2021	2020
Unrecognized net gain	$(429)	$(207)
Tax Effect	(90)	(43)
	$(339)	$(164)

The accumulated benefit obligation for the Generations Bank defined benefit pension plan was $10,683,000 and $10,481,000 at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for the Medina Savings and Loan defined benefit pension plan was $3,234,000 and $3,433,000 at December 31, 2021 and 2020.

The assumptions used to determine the benefit obligations are as follows:

	At December 31,
Generations Bank Plan:	2021	2020
Weighted average discount rate	3.42%	3.55%
Rate of increase in future compensation levels	4.00%	4.00%

	At December 31,
Medina Savings and Loan Plan:	2021	2020
Weighted average discount rate	3.44%	3.83%
Rate of increase in future compensation levels	4.00%	3.00%

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The components of net periodic pension expense and amounts recognized in other comprehensive income are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2021	2020
Net periodic expenses recognized in income:
Service cost	$458	$413
Interest cost	420	448
Expected return on plan assets	(1,481)	(1,340)
Amortization of net losses	114	135
Net periodic pension benefit	(489)	(344)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial gain	(875)	63
Amortization of net actuarial loss	(114)	(135)
Total recognized in other comprehensive income	(989)	(72)
Total recognized in net periodic pension benefit and other comprehensive income	$(1,478)	$(416)

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2021	2020
Net periodic expenses recognized in income:
Service cost	$31	$28
Interest cost	130	143
Expected return on plan assets	(464)	(430)
Net periodic pension benefit	(303)	(259)
Other changes in plan assets and benefit obligations
recognized in other comprehensive (income) loss:
Net actuarial gain	(222)	(160)
Total recognized in other comprehensive income	(222)	(160)
Total recognized in net periodic pension benefit and other comprehensive income	$(525)	$(419)

The estimated amount that will be amortized from accumulated other comprehensive loss on the Generations Bank plan into net periodic expense for the year ending December 31, 2022 is $0. The estimated amount that will be amortized from accumulated other comprehensive income on the Medina Savings and Loan plan into net periodic expense for the year ending December 31, 2022 is $0.

The following weighted-average assumptions were used to determine net periodic pension expense:

Generations Bank Plan:	At December 31,
	2021	2020
Weighted average discount rate	3.55%	4.13%
Long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in future compensation levels	4.00%	4.00%

Medina Savings and Loan Plan:	At December 31,
	2021	2020
Weighted average discount rate	3.83%	4.20%
Long-term rate of return on plan assets	8.00%	8.00%
Rate of increase in future compensation levels	3.00%	3.00%

The Bank expects to contribute $329,000 to the Generations Bank plan and $0 to the Medina Savings and Loan plan in 2022.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The following tables show the expected benefit payments to be paid to participants for the years ended December 31:

Generations Bank Plan:
(In thousands)	Amount

2022	$281
2023	341
2024	384
2025	401
2026	401
2027-2031	3,242

Medina Savings and Loan Plan:
(In thousands)	Amount

2022	$189
2023	187
2024	186
2025	183
2026	181
2027-2031	928

Investment Policies and Strategies

Plan assets in both plans are invested in diversified investment funds that include equity and bond mutual funds, each with its own investment objectives, investment strategies, and risks, as detailed in each fund’s prospectus. The Plan Sponsor determines the appropriate strategic asset allocation in accordance with the plan’s long-term investment objectives. The long-term investment objectives for both pension plans are to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow to assist in maintaining plan assets at a level that will sufficiently cover long-term obligations.

Pension plan assets measured at fair value are summarized below. Level 1 values are determined using quoted prices in active markets; Level 2 values are based on significant observable inputs; and Level 3 values are estimated based on significant unobservable inputs.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The risk/volatility in the investments of the Generations Bank pension plan and the Medina Savings and Loan pension plan are managed by maintaining a broadly diversified combination of equity and fixed income portfolios with ample diversification within each fund as well. The current target allocation of both Plans’ assets is 65% in equity securities (stock and commodity mutual funds) and 35% in debt securities (bond mutual funds).

Generations Bank Plan:	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$1,631	$—	$1,631
(2) Large Cap S&P 500 Index Separate Account -Z	—	3,280	—	3,280
(3) Blue Chip Separate Account-Z	—	1,635	—	1,635
(4) Mid-Cap Value Separate Account -Z	—	1,038	—	1,038
(5) Mid-Cap S&P 400 Index Separate Account Z	—	1,458	—	1,458
(6) Mid-Cap Growth Separate Account-Z	—	1,030	—	1,030
(7) Small-Cap Separate Account-Z	—	1,248	—	1,248
(8) Small-Cap S&P 600 Index Separate Account Z	—	1,247	—	1,247
(9) Intern'l Emerging Markets Separate Acct-Z	—	818	—	818
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	24	—	24
(11) LDI Short Durations Separate Account-Z	—	982	—	982
(12) Core Fixed Income Separate Account-Z	—	1,961	—	1,961
(13) Core Plus Bond Separate Account-Z	—	3,929	—	3,929
Total	$—	$20,281	$—	$20,281

Generations Bank Plan:	At December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Select Fundamental Value	$—	$1,538	$—	$1,538
(2) Select Indexed Equity A	—	2,957	—	2,957
(3) Select Blue Chip Growth	—	1,434	—	1,434
(4) Mid-Cap Value	—	972	—	972
(5) Select S&P Mid-Cap Index	—	1,398	—	1,398
(6) Select Mid-Cap Growth	—	957	—	957
(7) Small-Cap	—	1,153	—	1,153
(8) Select Small-Cap Index	—	1,268	—	1,268
(9) Developing Markets	—	781	—	781
Fixed Income:
(10) Premier Short-Duration Bond	—	836	—	836
(11) Premier Core Bond	—	1,683	—	1,683
(12) Select MetWest Total Return	—	1,663	—	1,663
(13) Select Western Strategic Bond	—	1,692	—	1,692
Total	$—	$18,332	$—	$18,332

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Medina Savings and Loan Plan:	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$500	$—	$500
(2) Large Cap S&P 500 Index Separate Account -Z	—	996	—	996
(3) Blue Chip Separate Account-Z	—	494	—	494
(4) Mid-Cap Value Separate Account -Z	—	316	—	316
(5) Mid-Cap S&P 400 Index Separate Account Z	—	442	—	442
(6) Mid-Cap Growth Separate Account-Z	—	309	—	309
(7) Small-Cap Separate Account-Z	—	379	—	379
(8) Small-Cap S&P 600 Index Separate Account Z	—	380	—	380
(9) Intern'l Emerging Markets Separate Acct-Z	—	251	—	251
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	16	—	16
(11) LDI Short Durations Separate Account-Z	—	308	—	308
(12) Core Fixed Income Separate Account-Z	—	615	—	615
(13) Core Plus Bond Separate Account-Z	—	1,231	—	1,231
Total	$—	$6,237	$—	$6,237

Medina Savings and Loan Plan:	At December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities:
(1) Select Fundamental Value	$—	$494	$—	$494
(2) Select Indexed Equity A	—	951	—	951
(3) Select Blue Chip Growth	—	461	—	461
(4) Mid-Cap Value	—	312	—	312
(5) Select S&P Mid-Cap Index	—	450	—	450
(6) Select Mid-Cap Growth	—	308	—	308
(7) Small-Cap	—	371	—	371
(8) Select Small-Cap Index	—	408	—	408
(9) Developing Markets	—	251	—	251
Fixed Income:
(10) Premier Short-Duration Bond	—	269	—	269
(11) Premier Core Bond	—	541	—	541
(12) Select MetWest Total Return	—	534	—	534
(13) Select Western Strategic Bond	—	544	—	544
Total	$—	$5,894	$—	$5,894

(1)

Equity Income Separate Account-Z: The investment seeks to provide current income and longterm growth of income and capital. Under normal circumstances, the fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in dividend-paying equity securities at the time of purchase. It usually invests in equity securities of companies with large and medium market capitalizations. The fund invests in value equity securities, an investment strategy that emphasizes buying equity securities that appear to be undervalued.

(2)

The investment option normally invests the majority of assets in common stocks of companies that compose the S&P 500 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P 500 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P 500 Index.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

(3)

The investment seeks long-term growth of capital. The fund normally invests at least 80% of its net assets, plus any borrowings for investment purposes, in equity securities of companies with large market capitalizations at the time of purchase that, in the fund's investment advisor's opinion, display characteristics of a "blue chip" company. The advisor tends to focus on securities of companies that show potential for growth of capital as well as an expectation for above average earnings. The fund invests in securities of foreign companies, as well as companies with medium market capitalizations.

(4)

The investment seeks long-term growth of capital. Under normal circumstances, the fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in equity securities of companies with medium market capitalizations at the time of purchase. It invests in value equity securities, an investment strategy that emphasizes buying equity securities that appear to be undervalued. The fund also invests in real estate investment trusts.

(5)

The investment option normally invests the majority of assets in common stocks of companies that compose the S&P MidCap 400 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P MidCap 400 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P MidCap 400 Index.

(6)

The investment option primarily invests in common stocks of medium capitalization companies with strong earnings growth potential. It normally invests the majority of assets in companies with market capitalizations similar to those companies in the Russell MidCap Growth Index. Management uses a bottom-up approach in selection of individual securities that it believes have an above average potential for earnings growth. It may invest up to 25% of assets in foreign securities.

(7)

The investment seeks long-term growth of capital and primarily invests in common stocks of small capitalization companies. It normally invests the majority of assets in companies with market capitalizations similar to those of companies in the Russell 2000 Index. Management looks at stocks with value and/or growth characteristics and constructs an investment portfolio that has a blend of stocks with these characteristics. Management does not have a policy of preferring one of these styles to the other. The Separate Account may invest up to 25% of assets in foreign securities.

(8)

The investment seeks long-term growth of capital and normally invests the majority of assets in common stocks of companies that compose the S&P SmallCap 600 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P SmallCap 600 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P SmallCap 600 Index.

(9)

The investment option normally invests the majority of assets in equities of companies in emerging market countries. It invests in securities of companies with their principal place of business or principal office in emerging market countries; companies for which the principal securities trade in an emerging market; or companies, regardless of where their securities are traded, that derive 50% of their total revenue from either goods or services produced in emerging market countries. The fund may invest in securities of companies with small to medium market capitalizations.

(10)

The investment seeks as high a level of current income as is considered consistent with preservation of principal and maintenance of liquidity. It invests in a portfolio of high quality, short-term instruments. The investments are U.S. dollar denominated securities which the sub-advisor believes present minimal credit risks. The sub-advisor maintains a dollar weighted average portfolio maturity of 60 days or less.

(11)

The investment seeks to maximize total returns from the universe of debt securities in which the Portfolio invests. As a non-fundamental policy, under normal circumstances, the Portfolio will invest at least 80% of its net assets in fixed income securities considered to be investment grade quality. In addition, the Portfolio is authorized to invest more than 25% of its total assets in U.S. Treasury bonds, bills and notes, and obligations of federal agencies and instrumentalities.

(12)

The investment seeks to provide a high level of current income consistent with preservation of capital. The fund invests primarily in a diversified pool of investment-grade fixed-income securities, including corporate securities, U.S. government securities, asset-backed securities and mortgage-backed securities. It maintains an average portfolio duration that is within from 75% to 125% of the duration of the Bloomberg Barclays US  Aggregate Bond Index.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

(13)

The investment option invests primarily in intermediate term, fixed-income investments such as public and private corporate bonds, commercial and residential mortgages, asset-backed securities, and US government and agency-backed securities. Value is added primarily through sector allocation and security selection. The Separate Account may enter into reverse repurchase agreements to attempt to enhance portfolio return and income.

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

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of the Company’s common stock with funds provided by a loan from the Company. The loan is repaid through annual installments through 2021. At December 31, 2021, unreleased shares totaled 3,104 and released shares totaled 90,032, both of which have been adjusted by the exchange ratio of 0.9981.

On January 12, 2021, the ESOP acquired 109,450 shares of the Company’s common stock with funds provided by a loan from the Company. These new shares were combined with the remaining 3,104 unreleased shares acquired by the ESOP on July 10, 2006 for a total of 112,554 unreleased shares. The ESOP loan is repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2045 and bears interest at the Wall Street Journal prime lending rate (3.25% at December 31, 2021). Shares are released to participants proportionately as the loan is repaid and totaled 4,502 shares for the year ended December 31, 2021. Released shares from the combined plans totaled 94,534 shares with 90,032 attributable to the 2006 ESOP and 4,502 shares attributable to the 2021 ESOP. Unreleased shares totaled 108,052 for the year ended December 31, 2021. ESOP expense was $47,000 for the year ended December 31, 2021. At December 31, 2021, there were 108,052 shares unearned having an aggregate fair value of approximately $1.3 million based on a fair value per share of $11.91. The Company is obligated at the option of each participant to repurchase shares of the ESOP upon the participant’s termination or after retirement. The maximum repurchase obligation based on 94,534 shares released and fair value of $11.91 per share is $1.1 million at December 31, 2021. The maximum repurchase obligation based on 90,204 shares released and fair value of $10.42 per share was $940,000 as of December 31, 2020.

Directors’ Retirement Plan

In 2012, the Company adopted a Directors Retirement Plan for the benefit of its non-employee members of the Board of Directors.  The program is a nonqualified deferred compensation arrangement designed to comply with Internal Revenue Code Section 409A.  The Bank makes a supplemental contribution to the plan on an annual basis. The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The fair value of the securities held in the rabbi trust at December 31, 2021 was $305,000 and is included in equity investment securities.  A liability of the same amount is included in other liabilities.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as unrealized gains or losses on equity securities and a corresponding increase or decrease in directors’ fees.  In 2021, the Company expanded the Directors’ Retirement Plan to allow participants to invest in the Company’s stock. The fair value of the stock held in the rabbi trust at December 31, 2021 was $417,000 and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust was $350,000 and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as directors’ fees with a corresponding increase or decrease in the liability. The unrealized gain recorded for the Directors’ Retirement Plan for the year ended December 31, 2021 was $113,000.  Expense attributable to contributions made by the Company amounted to $23,000 and $26,000 for the years ended December 31, 2021 and 2020, respectively.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan was also established in 2012, for the benefit of a select group of management or highly compensated employees.  This plan is structured as an unfunded arrangement that complies with IRC Section 409A, and allows for annual supplemental contributions to the plan by the Bank.  The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The funds held at the rabbi trust are used to purchase the Company’s common stock.  The fair value of the stock held in the rabbi trust at December 31, 2021 was $359,000 and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust is $303,000 and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as compensation expense with a corresponding increase or decrease in the liability.  The unrealized gain recorded for the year ended December 31, 2021 was $65,000. The expense attributable to contributions made by the Company was $31,000 and $39,000 for the years ended December 31, 2021 and 2020.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“BASEL III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021 and December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$41,287	14.82%	$12,534	4.50%	$18,104	6.50%
Total Capital (to Risk-Weighted Assets)	$43,128	15.48%	$22,282	8.00%	$27,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,287	14.82%	$16,712	6.00%	$22,282	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,287	10.99%	$15,034	4.00%	$18,792	5.00%
As of December 31, 2020:
Common Equity Tier 1 Capital	$31,942	12.18%	$11,798	4.50%	$17,041	6.50%
Total Capital (to Risk-Weighted Assets)	$33,768	12.88%	$20,974	8.00%	$26,217	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$31,942	12.18%	$15,730	6.00%	$20,974	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$31,942	8.72%	$14,648	4.00%	$18,310	5.00%

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2021 and 2020, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00% and a total risk-based capital ratio exceeding 10%.

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

16.Dividends and Restrictions

The Holding Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 15, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. The amount of retained earnings legally available under these regulations approximated $3,248,000 as of December 31, 2021. Dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

17.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2021.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At December 31,
(In thousands)	2021	2020

Commitments to grant loans	$3,524	$4,009
Unfunded commitments under lines of credit	15,568	14,823

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with fixed interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with variable interest rates amounted to approximately $15.3 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with fixed interest rates amounted to approximately $4.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2020 with variable interest rates amounted to approximately $14.2 million. These outstanding loan commitments carry current market rates.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

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

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $10.3 million at December 31, 2021. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at December 31, 2021. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $88,000 at December 31, 2021. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the MSL merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $19,000 for the year ending December 31, 2021 and $41,000 for December 31, 2020.

There are no future minimum lease commitments at December 31, 2021.

18.Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York, but we have now expanded our market footprint to include Orleans County, located Northwest of the Finger Lakes, and diversified our loan portfolio with loans purchased from areas outside of the local region. See notes 4, 5, and 17 to the consolidated financial statements that discuss the types of securities that the Company invests in, the types of lending the Company engages in, and commitments outstanding. The Company does not have any significant concentrations in any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $250,000 federally insured deposit limits. At December 31, 2021 and 2020, the Company’s cash accounts did not materially exceed federally insured limit of $250,000. At December 31, 2021 and 2020, the Company held $15,228,000 and $21,491,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are not subject to FDIC limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

Impact of COVID-19 on the Company:

In March 2020, the COVID-19 coronavirus was identified as a global pandemic and began affecting the health of large populations around the world.  As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations, and cash flows of the Company as well as the Company's customers.  In response to economic concerns

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

over COVID-19, in March 2020, the CARES Act was passed into law by Congress.  The CARES Act included relief for individual Americans, health care workers, small businesses, and certain industries hit hard by the COVID-19 pandemic.  The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.  The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers.  Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022.  The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need.  As of December 31, 2021, the Company has no loans outstanding loans that were modified during 2021 under the CARES Act guidance, that remain on modified terms.  The Company modified other loans during 2020 under the guidance that have since returned to normal repayment status as of December 31, 2021.  The CARES Act also approved the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) with funding provided by financial institutions.  The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021.  The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the customer.  The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan.  The Company originated approximately $10.0 million during 2020, and $3.7 million during 2021 in PPP loans of which approximately $367,000 are still outstanding at December 31, 2021.

19.Related Party Transactions

Certain officers, directors, and their affiliates are engaged in transactions with the Bank in the ordinary course of business. It is the Bank’s policy that all related party transactions are conducted at “arm’s length” and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.

The following is a summary of the loans made to officers, directors, and their affiliates:

	Year Ended December 31,
(In thousands)	2021	2020

Beginning balance	$2,527	$2,755
Originations	173	408
Payments and change in status	(210)	(636)
Ending balance	$2,490	$2,527

The aggregate amount of deposits owned by related parties was $2.2 million and $1.6 million at and December 31, 2021 and 2020.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

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

The following table presents revenues subject to Topic 606:

	Year Ended December 31,
(In thousands)	2021	2020

Service charges on deposit accounts	$563	$588
Debit card interchange and surcharge income	855	760
Investment services income	—	88
Insurance commission and fees	722	755
Loan servicing fees	151	124
	$2,291	$2,315

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

Investment services income: Prior to June 30, 2020, the Company earned fees from investment brokerage services provided to its customers by an employee who acted as an agent for a third-party service provider, Cadaret Grant. The Company received commissions from Cadaret Grant on a monthly basis based upon customer activity and balances held for the month. The Company employed the agent that arranged the relationship between the customer and the brokerage service provider. Investment brokerage commissions are presented as gross earnings based on the commission percentage.  All related costs are recorded as operating expenses.  The Company sold this line of business to a third party at June 30, 2020.

Insurance commissions and fees: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume, growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.

Loan servicing fees: The majority of income derived from loans is excluded from the scope of the amended guidance on accounting for revenue from contracts with customers. However, servicing fee revenue is generated in the form of late charges on customer loans. Late fees are transaction-based and are recognized at the point in time that the customer has exceeded the loan payment grace-period and the Company has earned the fee based on the loan note. Fees are assessed as a percentage of the past-due loan payment amount.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

21. Accumulated Other Comprehensive Loss

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2021	2020	Consolidated Statement of Income
Available-for-sale securities:
Realized gain on sale of securities	$(10)	$(1,071)	Net gain on sale of securities
Tax effect	2	225	Income tax expense
	$(8)	$(846)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$114	$135	Compensation and benefits
Tax effect	(23)	(28)	Income tax benefit
	$91	$107	Net income

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended December 31, 2021 and 2020.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at December 31, 2021 and December 31, 2020.

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

Borrowings: Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms, and remaining maturity, resulting in a Level 2 classification. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Subordinated debt: The carrying value is deemed to approximate the fair value.

The following tables present a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At December 31, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$20,997	$20,997	$—	$—	$20,997
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	36,975	—	33,965	3,010	36,975
Securities held-to-maturity	1,128	—	1,150	—	1,150
Equity securities	350	350	—	—	350
Loans receivable	278,120	—	—	281,502	281,502
FHLB stock	1,450	—	1,450	—	1,450
Accrued interest receivable	1,249	1,249	—	—	1,249

Financial liabilities:
Deposits	$312,049	$94,709	$—	$219,261	$313,970
Long-term borrowings	17,760	—	21,985	—	21,985
Accrued interest payable	35	35	—	—	35

	At December 31, 2020
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$26,830	$26,830	$—	$—	$26,830
Securities available-for-sale	17,926	—	14,752	3,174	17,926
Securities held-to-maturity	1,480	—	1,510	—	1,510
Equity securities	661	661	—	—	661
Loans receivable	285,640	—	—	280,887	280,887
FHLB stock	1,992	—	1,992	—	1,992
Accrued interest receivable	1,179	1,179	—	—	1,179

Financial liabilities:
Deposits	$309,546	$97,418	$—	$213,757	$311,175
Long-term borrowings	27,628	—	30,053	—	30,053
Subordinated debt	1,235	—	1,235	—	1,235
Accrued interest payable	52	52	—	—	52

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$33	$—	$33
Corporate bonds	—	18,043	—	18,043
Municipal bonds	—	15,889	3,010	18,899
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	305	—	—	305
Total investment securities	$350	$33,965	$3,010	$37,325

	At December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$39	$—	$39
Municipal bonds	—	14,713	3,174	17,887
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	626	—	—	626
Total investment securities	$661	$14,752	$3,174	$18,587

The changes in Level 3 assets measured at estimated fair value on recurring basis during the years ended December 31, 2021 and 2020 were as follows:

Investment
(In thousands)	Securities

Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in earnings	—
Included in other comprehensive income	161
Purchases	826
Principal payments/maturities	(1,151)
Sales	—
Balance - December 31, 2021	$3,010

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

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

Sensitivity of significant unobservable inputs: The following is a description of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$391	$391
Foreclosed real estate & repossessed assets	—	—	27	27

	At December 31, 2020
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$1,663	$1,663
Foreclosed real estate & repossessed assets	—	—	45	45

There have been no transfers of assets in or out of any fair value measurement level.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020:

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

Impaired loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive a specific valuation allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Although the fair value of the property normally will be based on an appraisal, the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property’s current fair value. Examples of such circumstances include changed economic conditions since the last appraisal, stale appraisals, or imprecision and subjectivity in the appraisal process. Appraisal adjustments may be made by management to reflect these conditions resulting in a discount of the appraised value. In addition, a discount is typically applied to account for estimated costs to sell. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuations, and management’s expertise and knowledge of the client and client’s business. The methods used to determine the fair values of impaired loans typically result in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed real estate & repossessed assets: Assets acquired through foreclosure, transfers in lieu of foreclosure, or repossession are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Similar to the impaired loan disclosures above, fair value is commonly based on recent real estate appraisals, or estimated value from auction house or qualified dealer, and adjusted as deemed necessary by independent appraisers and management and estimated costs to sell resulting in a level 3 fair value classification. Foreclosed and repossessed assets are evaluated on a monthly basis to determine whether an additional reduction in the fair value less estimated costs to sell should be recorded.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

23.Parent Company Only Financial Information

The following presents the condensed financial information pertaining only to Generations Bancorp NY, Inc. as of and for the periods ended:

Statements of Condition	At December 31,
(In thousands)	2021	2020

Assets
Cash and cash equivalents	$2,066	$113
Securities available-for-sale, at fair value	316	635
Investment in bank subsidiary	41,897	32,167
Note receivable - ESOP	—	41
Other assets	42	927
Total assets	$44,321	$33,883
Liabilities and Shareholders' Equity
Due to Bank	$—	$1,851
Subordinated debt	—	1,235
Deferred tax liability	72	72
Other liabilities	769	839
Shareholders' equity	43,480	29,886
Total liabilities and shareholders' equity	$44,321	$33,883

Statements of Income	Year Ended December 31,
(In thousands)	2021	2020

Income
Dividends from securities available-for-sale	$23	$6
Other noninterest income	20	40
Total income	43	46
Expenses
Interest expense	9	84
Other expenses	127	251
Total expenses	136	335
Loss before taxes and equity in undistributed net income of bank subsidiary	(93)	(289)
Income tax benefit	(16)	(274)
Loss before equity in undistributed net income of bank subsidiary	(77)	(15)
Equity in undistributed net income of bank subsidiary	1,490	1,763
Net income	$1,413	$1,748

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Statements of Cash Flows	Year Ended December 31,
(In thousands)	2021	2020

Operating Activities
Net income	$1,413	$1,748
Equity in undistributed net income of bank subsidiary	(1,490)	(1,763)
Realized gains on equity securities	(20)	(39)
ESOP Expense	48	—
Net change in other assets	888	(927)
Net change in other liabilities	(70)	(322)
Net cash provided by (used in) operating activities	769	(1,303)
Investing Activities
Capital Infusion in Subsidiary	(7,750)	(500)
Repayments received on ESOP note	—	79
Net cash used in investing activities	(7,750)	(421)
Financing activities
Net proceeds from stock offering and conversion	13,151	—
Net proceeds from (repayment of) advances on note payable	(1,851)	1,269
Repayments received on sub-debt	(1,235)	—
Purchase of common stock for ESOP	(1,104)	—
Treasury stock repurchase	—	(41)
Advances from sub-debt	—	500
Purchase of common stock of SERP	(14)	—
Purchase of common stock for Directors Retirement Plan	(13)	—
MHC Merger	—	(63)
Net cash provided by financing activities	8,934	1,665
Net change in cash and cash equivalents	1,953	(59)
Cash and cash equivalents at beginning of year	113	172
Cash and cash equivalents at end of year	$2,066	$113

24.Segment Information

The Company has three primary business segments, its community banking franchise, its insurance agency, and a limited-purpose commercial bank, which opened for business in 2019 to provide municipal banking services.

The community banking segment provides financial services to consumers and businesses principally in the Finger Lakes Region and Orleans County of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking, and other traditional banking services. Parent company and treasury function income is included in the community-banking segment, as the majority of effort for these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts.  Expenses include personnel and branch-network support charges.

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes Region. The insurance activities consist of those conducted through the Bank’s wholly owned subsidiary, Generations Agency. The primary revenue source is commissions. Expenses include personnel and office support charges.

The municipal banking segment is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities, primarily within the Finger Lakes Region and Northwest New York State, to deposit public funds with the Commercial Bank in accordance with existing NYS municipal law. The Commercial Bank opened for business on January 2, 2019 and is a wholly owned subsidiary of the Bank. The major revenue source is net interest income. Expenses include rent and support charges for using the assets and technology of the Bank.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and December 31, 2020

Information about the segments is presented in the following table as of and for the years ended:

	Year Ended December 31,
	2021				2020
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$11,669	$—	$250	$11,919	$10,011	$—	$480	$10,491
Provision for loan losses	540	—	—	540	480	—	—	480
Net interest income after provision for loan losses	11,129	—	250	11,379	9,531	—	480	10,011
Total noninterest income	1,998	729	—	2,727	2,718	762	480	3,960
Compensation and benefits	(4,923)	(376)	—	(5,299)	(5,176)	(389)	(56)	(5,621)
Other noninterest expense	(6,876)	(149)	(86)	(7,111)	(6,418)	(158)	(130)	(6,706)
Income before income tax expense (benefit)	1,328	204	164	1,696	655	215	774	1,644
Income tax expense (benefit)	254	—	29	283	(112)	—	8	(104)
Net income	$1,074	$204	$135	$1,413	$767	$215	$766	$1,748

The following represents a reconciliation of the Company’s reported segment assets:

	At December 31,
(In thousands)	2021	2020

Total assets for reportable segments	$395,225	$392,322
Elimination of intercompany balances	(16,276)	(18,522)
Consolidated total assets	$378,949	$373,800

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

25.Subsequent Events

The Company has evaluated subsequent events through March 24, 2022, which is the date the consolidated financial statements were issued.

Generations Insurance Agency, Inc. (“Agency”), a fully owned subsidiary of Generations Bank, entered into a Management Agreement with The Northwoods Corporation (“Northwoods”) whereby Northwoods will assume customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022.  The Agency also entered into a Purchase Agreement under which Northwoods agreed to purchase the Agency’s book of business on January 1, 2024.