Form 10-Q
period 2022-03-31
Generations Bancorp NY, Inc.
filed 2022-05-06
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

2,458,261 shares of the Registrant common stock, par value $0.01 per share, were issued and outstanding as of May 5, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At March 31,	At December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS:
Cash and due from banks	$3,432	$4,051
Interest earning deposits	20,235	16,946
Total cash and cash equivalents	23,667	20,997
Interest earning time deposits in banks	650	650
Investment securities available-for-sale, at fair value	36,078	36,975
Investment securities held-to-maturity (fair value 2022-$1,075, 2021-$1,150)	1,064	1,128
Equity investment securities, at fair value	338	350
Federal Home Loan Bank stock, at cost	1,335	1,450
Loans	276,459	279,961
Less: Allowance for loan losses	(1,974)	(1,841)
Loans receivable, net	274,485	278,120
Premises and equipment, net	15,182	15,345
Bank-owned life insurance	7,917	7,890
Pension plan asset	11,688	11,107
Foreclosed real estate & repossessed assets	—	27
Goodwill	792	792
Intangible assets, net	767	783
Accrued interest receivable	1,274	1,249
Other assets	2,234	2,086
Total assets	$377,471	$378,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,626	$57,540
Interest-bearing	257,285	254,509
Total deposits	314,911	312,049
Long-term borrowings	15,978	17,760
Advances from borrowers for taxes and insurance	1,748	2,443
Deferred tax liability	711	1,118
Other liabilities	2,008	2,100
Total liabilities	335,356	335,470
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2022 and 2021; 2,458,261 shares issued in 2022 and 2021; and 2,458,261 shares outstanding in 2022 and 2021	26	26
Additional paid in capital	24,496	24,494
Retained earnings	22,065	21,669
Accumulated other comprehensive loss	(2,740)	(966)
Stock held in rabbi trust	(654)	(654)
Unearned ESOP shares, at cost	(1,078)	(1,090)
Total shareholders' equity	42,115	43,479
Total liabilities and shareholders' equity	$377,471	$378,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021

Interest and dividend income:
Loans, including fees	$2,950	$3,109
Debt and equity securities:
Taxable	162	84
Tax-exempt	112	101
Interest-earning deposits	16	4
Other	9	23
Total interest income	3,249	3,321
Interest expense:
Deposits	277	347
Long-term borrowings	77	122
Subordinated debt	—	9
Total interest expense	354	478
Net interest income	2,895	2,843
Provision for loan losses	150	135
Net interest income after provision for loan losses	2,745	2,708
Noninterest income:
Banking fees and service charges	375	374
Mortgage banking income, net	9	13
Insurance commissions	197	174
Earnings on bank-owned life insurance	27	32
Change in fair value on equity securities	(12)	(15)
Other charges, commissions & fees	20	34
Total noninterest income	616	612
Noninterest expense:
Compensation and benefits	1,235	1,259
Occupancy and equipment	485	520
Service charges	506	503
Regulatory assessments	63	95
Professional and other services	190	139
Advertising	108	108
Other expenses	303	264
Total noninterest expenses	2,890	2,888
Income before income tax expense	471	432
Income tax expense	75	79
Net income	396	353
Net income available to common shareholders	$396	$353
Basic and diluted earnings per common share	$0.17	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021

Net income	$396	$353
Other comprehensive income (loss), before tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period	(2,245)	(16)
Net unrealized losses on securities available-for-sale	(2,245)	(16)
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	—	28
Net change in defined benefit pension plan asset	—	28
Other comprehensive income (loss), before tax	(2,245)	12
Tax effect	471	(2)
Other comprehensive income (loss), net of tax	(1,774)	10
Total comprehensive income (loss)	$(1,378)	$363

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, January 1, 2022	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479
Net income	—	—	396	—	—	—	—	396
Other comprehensive loss	—	—	—	(1,774)	—	—	—	(1,774)
ESOP shares committed to be released	—	2	—	—	—	—	12	14
Balance, March 31, 2022	$26	$24,496	$22,065	$(2,740)	$—	$(654)	$(1,078)	$42,115

Balance, January 1, 2021	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886
Net income	—	—	353	—	—	—	—	353
Proceeds from issuance of 1,477,575 shares of common stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million		13,128					(1,104)	12,024
Treasury Stock retired		(614)			614			—
Other comprehensive income	—	—	—	10	—	—	—	10
Purchase of common stock for SERPs	—	—	—	—	—	(337)	—	(337)
ESOP shares committed to be released	—	—	—	—	—	—	11	11
Balance, March 31, 2021	$26	$24,468	$20,609	$(1,405)	$—	$(627)	$(1,124)	$41,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$396	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	135
Deferred income tax expense (benefit)	(407)	79
Realized gains on equity securities	12	15
Depreciation	235	259
Amortization of intangible asset	16	16
Amortization of fair value adjustment to purchased loan portfolio	(17)	(17)
ESOP expense	14	11
Amortization of deferred loan costs	27	26
Earnings on bank-owned life insurance	(27)	(32)
Change in pension plan assets	(581)	(580)
Net amortization of premiums and discounts on investment securities	75	21
Net change in accrued interest receivable	(25)	(120)
Net change in other assets and liabilities	(464)	(192)
Net cash provided by operating activities	(596)	(26)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(2,258)	(15,734)
Net proceeds from the redemption of Federal Home Loan Bank stock	115	124
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	837	851
Held-to-maturity investment securities	62	88
Proceeds from sale of:
Real estate and repossessed assets acquired	27	10
Net change in loans	3,475	3,119
Purchase of premises and equipment	(72)	(156)
Net cash used in investing activities	2,186	(11,698)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	2,156	1,809
Net change in time deposits	706	(411)
Payments on long-term borrowings	(1,782)	(2,321)
Repayment from subordinated debt offering	—	(1,235)
Net proceeds from stock offering and conversion	—	13,128
Purchase of common stock for ESOP	—	(1,104)
Net cash provided by financing activities	1,080	9,866
Net change in cash and cash equivalents	2,670	(1,858)
Cash and cash equivalents at beginning of period	20,997	26,830
Cash and cash equivalents at end of period	$23,667	$24,972
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$348	$550
Transfer of loans to foreclosed real estate and repossessed assets	—	10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly-owned subsidiary of Seneca-Cayuga, and The Seneca Falls Savings Bank, MHC (“MHC”), which owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

Generations Bank (the “Bank”) is a federally chartered savings bank headquartered in Seneca Falls, New York.  We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes Region of New York State which is located in the central to northwestern portion of New York State.

Generations Commercial Bank (the “Commercial Bank”) is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing NYS municipal law and is a wholly owned subsidiary of the Bank.

The Bank maintains its executive offices and main retail location in Seneca Falls, New York, in addition to seven full-service offices and one drive-through facility located Auburn, Farmington, Geneva, Medina, Phelps, Union Springs, and Waterloo, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in loans secured by one- to four-family residential real estate, commercial real estate, business or personal assets, and in investment securities.

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly-owned subsidiary.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

Certain prior period data presented in the consolidated financial statements has been reclassified to conform to current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, January 1, 2022	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(1,774)	—	(1,774)
Net current-period other comprehensive loss	(1,774)	—	(1,774)
Balance, March 31, 2022	$(1,559)	$(1,181)	$(2,740)

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive loss before reclassifications	(13)	—	(13)
Amounts reclassified from AOCI to the income statement	—	23	23
Net current-period other comprehensive income (loss)	(13)	23	10
Balance, March 31, 2021	$710	$(2,115)	$(1,405)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,		Affected Line Item in the
(In thousands)	2022	2021	Statement of Income

Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$28	Compensation and benefits
Tax effect	—	(5)	Income tax benefit
	$—	$23	Net income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding was 2,351,000 and 2,360,000, for the three months ended March 31, 2022 and 2021.   The Company has not granted any restricted stock awards or stock options and had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$30	$1	$(1)	$30
Corporate bonds	20,780	51	(1,742)	19,089
State and political subdivisions	17,241	629	(911)	16,959
Total securities available-for-sale	$38,051	$681	$(2,654)	$36,078

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,064	$15	$(4)	$1,075
Total securities held-to-maturity	$1,064	$15	$(4)	$1,075

Equity securities:
Large cap equity mutual fund	$44			$44
Other mutual funds	294			294
Total of equity securities	$338			$338

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At March 31, 2022
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$22	$(1)	$22	$(1)
Corporate bonds	15,602	(1,742)	—	—	15,602	(1,742)
State and political subdivisions	6,731	(857)	447	(54)	7,178	(911)
Total securities available-for-sale	$22,333	$(2,599)	$469	$(55)	$22,802	$(2,654)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$214	$(1)	$248	$(3)	$462	$(4)
Total securities held-to-maturity	$214	$(1)	$248	$(3)	$462	$(4)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Fourteen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of March 31, 2022.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $1,200 or less.

There are 43 bond issues held by the Bank that have an unrealized loss as of March 31, 2022. The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments. All interest payments have historically been made timely. The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

Market values of the securities fluctuate in reaction to the uncertainty of the economy.  Principal and interest continue to be received on all securities as anticipated.  The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis.  With the government guarantees in place, management does not expect losses on these securities. No OTTI is deemed present on these securities.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at March 31, 2022, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At March 31, 2022
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$125	$128	$—	$—
Due over one year through five years	1,736	1,686	—	—
Due over five through ten years	5,907	5,828	—	—
Due after ten years	30,253	28,406	—	—
	38,021	36,048	—	—
Residential mortgage-backed securities	30	30	1,064	1,075
Total	$38,051	$36,078	$1,064	$1,075

There were no gross realized gains (losses) on sales and redemptions of available-for-sale securities for the three months March 31, 2022 and 2021. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $8,665,178 and $8,775,255 were pledged to collateralize certain deposit arrangements at March 31, 2022 and December 31, 2021 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At March 31,	At December 31,
(In thousands)	2022	2021

Originated Loans:
Residential mortgages:
One- to four-family	$101,613	$102,766
	101,613	102,766
Commercial loans:
Real estate - nonresidential	19,164	19,734
Multi-family	452	456
Commercial business	12,172	12,366
	31,788	32,556
Consumer:
Home equity and junior liens	9,663	8,840
Manufactured homes	48,116	47,717
Automobile	22,025	22,666
Student	2,102	2,096
Recreational vehicle	28,692	29,463
Other consumer	5,242	5,408
	115,840	116,190
Total originated loans	249,241	251,512
Net deferred loan costs	15,212	15,650
Less allowance for loan losses	(1,974)	(1,841)
Net originated loans	$262,479	$265,321

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31,	At December 31,
(In thousands)	2022	2021

Acquired Loans:
Residential mortgages:
One- to four-family	$9,678	$10,295
	9,678	10,295
Commercial loans:
Real estate - nonresidential	1,693	1,744
Commercial business	126	162
	1,819	1,906
Consumer:
Home equity and junior liens	770	861
Other consumer	67	84
	837	945
Total acquired loans	12,334	13,146
Net deferred loan costs	(58)	(60)
Fair value credit and yield adjustment	(270)	(287)
Net acquired loans	$12,006	$12,799

	At March 31,	At December 31,
(In thousands)	2022	2021

Total Loans:
Residential mortgages:
One- to four-family	$111,291	$113,061
	111,291	113,061
Commercial loans:
Real estate - nonresidential	20,857	21,478
Multi-family	452	456
Commercial business	12,298	12,528
	33,607	34,462
Consumer:
Home equity and junior liens	10,433	9,701
Manufactured homes	48,116	47,717
Automobile	22,025	22,666
Student	2,102	2,096
Recreational vehicle	28,692	29,463
Other consumer	5,309	5,492
	116,677	117,135
Total Loans	261,575	264,658
Net deferred loan costs	15,154	15,590
Fair value credit and yield adjustment	(270)	(287)
Less allowance for loan losses	(1,974)	(1,841)
Loans receivable, net	$274,485	$278,120

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

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans. Risk ratings are also reviewed when credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage, or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss. Loans not classified are rated as pass.

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At March 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$97,862	$1,640	$2,111	$—	$101,613
	97,862	1,640	2,111	—	101,613
Commercial loans:
Real estate - nonresidential	13,918	3,096	2,150	—	19,164
Multi-family	452	—	—	—	452
Commercial business	8,445	2,806	921	—	12,172
	22,815	5,902	3,071	—	31,788
Consumer:
Home equity and junior liens	9,511	40	112	—	9,663
Manufactured homes	48,072	—	44	—	48,116
Automobile	22,010	—	15	—	22,025
Student	2,007	20	75	—	2,102
Recreational vehicle	28,438	205	49	—	28,692
Other consumer	5,242	—	—	—	5,242
	115,280	265	295	—	115,840
Total originated loans	$235,957	$7,807	$5,477	$—	$249,241

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$9,422	$100	$156	$—	$9,678
	9,422	100	156	—	9,678
Commercial loans:
Real estate - nonresidential	1,693	—	—	—	1,693
Commercial business	126	—	—	—	126
	1,819	—	—	—	1,819
Consumer:
Home equity and junior liens	770	—	—	—	770
Other consumer	67	—	—	—	67
	837	—	—	—	837
Total acquired loans	$12,078	$100	$156	$—	$12,334

	At March 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$107,284	$1,740	$2,267	$—	$111,291
	107,284	1,740	2,267	—	111,291
Commercial loans:
Real estate - nonresidential	15,611	3,096	2,150	—	20,857
Multi-family	452	—	—	—	452
Commercial business	8,571	2,806	921	—	12,298
	24,634	5,902	3,071	—	33,607
Consumer:
Home equity and junior liens	10,281	40	112	—	10,433
Manufactured homes	48,072	—	44	—	48,116
Automobile	22,010	—	15	—	22,025
Student	2,007	20	75	—	2,102
Recreational vehicle	28,438	205	49	—	28,692
Other consumer	5,309	—	—	—	5,309
	116,117	265	295	—	116,677
Total loans	$248,035	$7,907	$5,633	$—	$261,575

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At March 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,096	$—	$2,111	$5,207	$96,406	$101,613
	3,096	—	2,111	5,207	96,406	101,613
Commercial loans:
Real estate - nonresidential	2,855	—	416	3,271	15,893	19,164
Multi-family	—	—	—	—	452	452
Commercial business	327	—	134	461	11,711	12,172
	3,182	—	550	3,732	28,056	31,788
Consumer loans:
Home equity and junior liens	128	—	112	240	9,423	9,663
Manufactured homes	742	266	44	1,052	47,064	48,116
Automobile	219	—	15	234	21,791	22,025
Student	—	20	75	95	2,007	2,102
Recreational vehicle	780	205	49	1,034	27,658	28,692
Other consumer	78	—	—	78	5,164	5,242
	1,947	491	295	2,733	113,107	115,840
Total originated loans	$8,225	$491	$2,956	$11,672	$237,569	$249,241

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$334	$—	$156	$490	$9,188	$9,678
	334	—	156	490	9,188	9,678
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,693	1,693
Commercial business	—	—	—	—	126	126
	—	—	—	—	1,819	1,819
Consumer loans:
Home equity and junior liens	35	—	—	35	735	770
Other consumer	—	—	—	—	67	67
	35	—	—	35	802	837
Total acquired loans	$369	$—	$156	$525	$11,809	$12,334

	At March 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,430	$—	$2,267	$5,697	$105,594	$111,291
	3,430	—	2,267	5,697	105,594	111,291
Commercial loans:
Real estate - nonresidential	2,855	—	416	3,271	17,586	20,857
Multi-family	—	—	—	—	452	452
Commercial business	327	—	134	461	11,837	12,298
	3,182	—	550	3,732	29,875	33,607
Consumer loans:
Home equity and junior liens	163	—	112	275	10,158	10,433
Manufactured homes	742	266	44	1,052	47,064	48,116
Automobile	219	—	15	234	21,791	22,025
Student	—	20	75	95	2,007	2,102
Recreational vehicle	780	205	49	1,034	27,658	28,692
Other consumer	78	—	—	78	5,231	5,309
	1,982	491	295	2,768	113,909	116,677
Total loans	$8,594	$491	$3,112	$12,197	$249,378	$261,575

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,137	$757	$2,362	$6,256	$96,510	$102,766
	3,137	757	2,362	6,256	96,510	102,766
Commercial loans:
Real estate - nonresidential	389	—	416	805	18,929	19,734
Multi-family	—	—	—	—	456	456
Commercial business	—	8	161	169	12,197	12,366
	389	8	577	974	31,582	32,556
Consumer loans:
Home equity and junior liens	149	31	46	226	8,614	8,840
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,301	5,408
	2,014	781	90	2,885	113,305	116,190
Total originated loans	$5,540	$1,546	$3,029	$10,115	$241,397	$251,512

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$318	$68	$215	$601	$9,694	$10,295
	318	68	215	601	9,694	10,295
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,744	1,744
Commercial business	27	—	—	27	135	162
Other commercial and industrial	27	—	—	27	1,879	1,906

Consumer loans:	—	—	20	20	841	861
Home equity and junior liens	—	—	—	—	84	84
Other consumer	—	—	20	20	925	945
	$345	$68	$235	$648	$12,498	$13,146

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,455	$825	$2,577	$6,857	$106,204	$113,061
	3,455	825	2,577	6,857	106,204	113,061
Commercial loans:
Real estate - nonresidential	389	—	416	805	20,673	21,478
Multi-family	—	—	—	—	456	456
Commercial business	27	8	161	196	12,332	12,528
	416	8	577	1,001	33,461	34,462
Consumer loans:
Home equity and junior liens	149	31	66	246	9,455	9,701
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,385	5,492
	2,014	781	110	2,905	114,230	117,135
Total loans	$5,885	$1,614	$3,264	$10,763	$253,895	$264,658

Non-accrual loans, segregated by class of loan, were as follows:

	At March 31,	At December 31,
(In thousands)	2022	2021

Residential mortgage loans:
One- to four-family	$2,267	$2,577
	2,267	2,577
Commercial loans:
Real estate - nonresidential	416	416
Commercial business	134	161
	550	577
Consumer loans:
Home equity and junior liens	112	66
Manufactured homes	44	—
Automobile	15	44
Student	75	—
Recreational vehicle	49	—
	295	110
Total non-accrual loans	$3,112	$3,264

There were no loans past due more than ninety days and still accruing interest at March 31, 2022 and December 31, 2021.

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

There were no loans that had been modified as a TDR during the three months ended March 31, 2022. There were seven loans that had been modified as a TDR during the three months ended March 31, 2021.  During the three months ended March 31, 2022 and 2021, there were no defaults on TDRs that were modified within the twelve months prior to the default date.  A default for these purposes is defined as a loan that reaches 90 days past due.

The table below details loans that have been modified as a troubled debt restructuring for the three months ended March 31, 2021:

			Post-
		Pre-Modification	Modification	Current
		Outstanding	Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
For the three months ended March 31, 2021	Contracts	Investment	Investment	Investment
One- to four-family residential mortgages	4	$336	$336	$250
Commercial business	3	46	46	34

At March 31, 2022, there were 15 TDR loans, with an outstanding balance of $2.9 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. There were no TDRs in non-accrual status due to delinquency greater than 90 days. All of the TDR loans continue to accrue interest.

At December 31, 2021, the Company had 15 TDR loans with an outstanding balance of $3.0 million in the portfolio.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loans information by portfolio class:

	At March 31, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,158	$2,239	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	112	112	—

With an allowance recorded:
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,158	2,239	—
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	112	112	—
	$2,814	$2,995	$12

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,352	$2,423	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	67	67	—

With an allowance recorded:
One- to four-family residential mortgages	224	224	7
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,576	2,647	7
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	67	67	—
	$3,187	$3,358	$19

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	Three Months Ended March 31,
(In thousands)	2022	2021

One- to four-family residential mortgages	$2,166	$2,175
Commercial real estate - nonresidential	416	1,285
Commercial business	128	2,228
Home equity and junior liens	112	104
Other consumer	—	5
	2,822	$5,797

The following table presents interest income recognized on impaired loans:

	Three Months Ended March 31,
(In thousands)	2022	2021

One- to four-family residential mortgages	$6	$17
Commercial real estate - nonresidential	—	16
Multi-family	—	15
Home equity and junior liens	—	1
	$6	$49

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended March 31, 2022
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$688	$—	$630	$2	$—	$161
Charge-offs	(10)	—	—	—	—	—
Recoveries	15	—	—	—	—	—
Provision for loan losses	46	—	14	1	—	48
Ending balance	$739	$—	$644	$3	$—	$209
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$12
Ending balance: related to loans collectively evaluated for impairment	$739	$—	$644	$3	$—	$197
Loans receivable:
Ending balance	$111,291	$—	$20,857	$452	$—	$12,298
Ending balance: individually evaluated for impairment	$2,158	$—	$416	$—	$—	$128
Ending balance: collectively evaluated for impairment	$109,133	$—	$20,441	$452	$—	$12,170

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Charge-offs	—	—	(40)	—	—	—	—	(50)
Recoveries	—	—	17	1	—	—	—	33
Provision (credit) for loan losses	4	14	23	(1)	—	1	—	150
Ending balance	$43	$116	$107	$64	$—	$49	$—	$1,974
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$12
Ending balance: related to loans collectively evaluated for impairment	$43	$116	$107	$64	$—	$49	$—	$1,962
Loans receivable:
Ending balance	$10,433	$48,116	$22,025	$2,102	$28,692	$5,309	$—	$261,575
Ending balance: individually evaluated for impairment	$112	$—	$—	$—	$—	$—	$—	$2,814
Ending balance: collectively evaluated for impairment	$10,321	$48,116	$22,025	$2,102	$28,692	$5,309	$—	$258,761

	Three Months Ended March 31, 2021
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$457	$—	$319	$26	$—	$617
Charge-offs	(3)	—	(51)	—	—	(17)
Recoveries	1	—	—	6	—	7
Provision (credit) for loan losses	85	—	120	(21)	—	(77)
Ending balance	$540	$—	$388	$11	$—	$530
Ending balance: related to loans individually evaluated for impairment	$18	$—	$66	$—	$—	$210
Ending balance: related to loans collectively evaluated for impairment	$522	$—	$322	$11	$—	$320
Loans receivable:
Ending balance	$122,533	$—	$24,405	$2,331	$—	$19,576
Ending balance: individually evaluated for impairment	$2,551	$—	$2,788	$—	$—	$2,177
Ending balance: collectively evaluated for impairment	$119,982	$—	$21,617	$2,331	$—	$17,399

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Each factor is assigned a value to reflect improving, stable, or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”). The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets, and the plans’ funded status:

Generations Bank Plan:	Three Months Ended March 31,
(In thousands)	2022	2021

Net periodic expenses recognized in income:
Service cost	$108	$115
Interest cost	102	105
Expected return on plan assets	(384)	(370)
Amortization of net losses	—	28
Net periodic pension benefit	$(174)	$(122)

Medina Savings and Loan Plan:	Three Months Ended March 31,
(In thousands)	2022	2021

Net periodic expenses recognized in income:
Service cost	$8	$8
Interest cost	28	32
Expected return on plan assets	(115)	(116)
Net periodic pension benefit	$(79)	$(76)

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (BASEL III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the BASEL III rules, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022 and December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Common Equity Tier 1 Capital	$41,711	15.01%	$12,503	4.50%	$18,060	6.50%
Total Capital (to Risk-Weighted Assets)	$43,685	15.72%	$22,228	8.00%	$27,785	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,711	15.01%	$16,671	6.00%	$22,228	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,711	11.16%	$14,952	4.00%	$18,690	5.00%
As of December 31, 2021:
Common Equity Tier 1 Capital	$41,287	14.82%	$12,534	4.50%	$18,104	6.50%
Total Capital (to Risk-Weighted Assets)	$43,128	15.48%	$22,282	8.00%	$27,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,287	14.82%	$16,712	6.00%	$22,282	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,287	10.99%	$15,034	4.00%	$18,792	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2022 and December 31, 2021, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

By letter dated September 10, 2020, based on its supervisory profile, the Office of the Comptroller of the Currency (“OCC”) established higher individual minimum capital ratios for Generations Bank. Specifically, effective September 10, 2020, Generations Bank is required to maintain a leverage ratio of 8.00% and a total capital ratio of 12.00%. The individual minimum capital ratios will remain in effect until terminated, modified, or suspended in writing by the OCC.

9.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at March 31, 2022.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial instruments whose contract amounts represent credit risk consist of the following:

	At March 31,	At December 31,
(In thousands)	2022	2021

Commitments to grant loans	$3,985	$3,524
Unfunded commitments under lines of credit	15,588	15,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2022 with fixed interest rates amounted to approximately $3.9 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2022 with variable interest rates amounted to approximately $15.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with fixed interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with variable interest rates amounted to approximately $15.3 million.

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

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $9.5 million at March 31, 2022. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at March 31, 2022. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $89,000 at March 31, 2022. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Commitments

As part of the Medina Savings and Loan Association merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $0 and $11,300 for the three-month periods ended March 31, 2022 and 2021, respectively, and $19,000 for the year ending December 31, 2021.

There are no future minimum lease commitments at March 31, 2022.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended March 31,
(In thousands)	2022	2021

Service charges on deposit accounts	$150	$135
Debit card interchange and surcharge income	188	211
Insurance commission	197	174
Loan servicing fees	35	26
	$570	$546

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

Insurance commissions: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended March 31, 2022 and December 31, 2021.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at March 31, 2022 and December 31, 2021.

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

Loans receivable: The fair values of loans, excluding impaired loans, are estimated using discounted cash flow analyses, using market rates at the statement of financial condition date that reflect the credit and interest rate risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Future cash flows are then discounted using the Bank’s weighted average rate on new loans and thus the resulting fair value represents exit pricing. Generally, for variable rate loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At March 31, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$23,667	$23,667	$—	$—	$23,667
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	36,078	—	33,573	2,505	36,078
Securities held-to-maturity	1,064	—	1,075	—	1,075
Equity securities	338	338	—	—	338
Loans receivable	274,485	—	—	278,475	278,475
FHLB stock	1,335	—	1,335	—	1,335
Accrued interest receivable	1,274	1,274	—	—	1,274

Financial liabilities:
Deposits	$314,911	$91,989	$—	$218,832	$310,821
Long-term borrowings	15,978	—	19,355	—	19,355
Accrued interest payable	40	40	—	—	40

	At December 31, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$20,997	$20,997	$—	$—	$20,997
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	36,975	—	33,965	3,010	36,975
Securities held-to-maturity	1,128	—	1,150	—	1,150
Equity securities	350	350	—	—	350
Loans receivable	278,120	—	—	281,502	281,502
FHLB stock	1,450	—	1,450	—	1,450
Accrued interest receivable	1,249	1,249	—	—	1,249

Financial liabilities:
Deposits	$312,049	$94,709	$—	$219,261	$313,970
Long-term borrowings	17,760	—	21,985	—	21,985
Accrued interest payable	35	35	—	—	35

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$30	$—	$30
Corporate bonds	—	19,089	—	19,089
Municipal bonds	—	14,454	2,505	16,959
Equity investment securities:
Large cap equity mutual fund	44	—	—	44
Other mutual funds	294	—	—	294
Total investment securities	$338	$33,573	$2,505	$36,416

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$33	$—	$33
Corporate bonds	—	18,043	—	18,043
Municipal bonds	—	15,889	3,010	18,899
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	305	—	—	305
Total investment securities	$350	$33,965	$3,010	$37,325

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - January 1, 2022	$3,010
Total gains realized/unrealized:
Included in other comprehensive income	329
Principal payments/maturities	(834)
Balance - March 31, 2022	$2,505

Investment
(In thousands)	Securities
Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in other comprehensive income	50
Purchases	826
Principal payments/maturities	(665)
Balance - March 31, 2021	$3,385

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$43	$43
Foreclosed real estate & repossessed assets	—	—	—	—

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$260	$260
Foreclosed real estate & repossessed assets	—	—	27	27

There have been no transfers of assets in or out of any fair value measurement level.

The following table presents additional quantitative information about assets measured at fair value on a recurring  basis and for which Level 3 inputs were used to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Investment type-
Other Investments	Scheduled principal	Cost to Sell	0%
	and Interest payments
	Carrying value		100%

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
One-to four-family residential		Costs to Sell	5% - 15% (10)%

Impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Commercial business		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Foreclosed real estate and repossessed assets	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information about the segments is presented in the following table as of and for the periods as noted:

	Three Months Ended March 31,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,835	$—	$60	$2,895	$2,780	$—	$63	$2,843
Provision for loan losses	150	—	—	150	135	—	—	135
Net interest income after provision for loan losses	2,685	—	60	2,745	2,645	—	63	2,708
Total noninterest income	421	195	—	616	439	173	—	612
Compensation and benefits	(1,149)	(86)	—	(1,235)	(1,158)	(101)	—	(1,259)
Other noninterest expense	(1,604)	(30)	(21)	(1,655)	(1,561)	(37)	(31)	(1,629)
Income before income tax expense	353	79	39	471	365	35	32	432
Income tax expense	68	—	7	75	72	—	7	79
Net income	$285	$79	$32	$396	$293	$35	$25	$353

The following represents a reconciliation of the Company’s reported segment assets:

	At March 31,	At December 31,
(In thousands)	2022	2021

Total assets for reportable segments	$392,168	$395,225
Elimination of intercompany balances	(14,697)	(16,276)
Consolidated total assets	$377,471	$378,949

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

13. Recently Issued Accounting Pronouncements

ASU No. 2016-13

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

ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are Smaller Reporting Companies, such as the Company, all other public business entities, and other non-public entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and will hire a vendor to assist with expected credit loss projections. The Allowance for Loan Losses (“ALL”) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. The Board of Directors is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 5 and 6 to these condensed consolidated financial statements.

ASU No. 2022-02

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326).  The amendments in the accounting guidance for TDRs by credits eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13.  The amendments in this update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity as the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.

14. Subsequent Events

The Company has evaluated subsequent events through May 6, 2022, which is the date the consolidated financial statements were issued.

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The information for the three months ended March 31, 2022 and 2021 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022 or any other period.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets decreased $1.5 million, or 0.4%, to $377.5 million at March 31, 2022 from $378.9 million at December 31, 2021.  The decrease resulted primarily from decreases in net loans of $3.6 million and investment securities available-for-sale of $897,000, partially offset by increases in cash and cash equivalents of $2.7 million and pension plan assets of $581,000.

Net Loans. Net loans decreased $3.6 million, or 1.3%, to $274.5 million at March 31, 2022 from $278.1 million at December 31, 2021. The decrease resulted from decreases in one- to four-family residential real estate loans of $1.8 million, or 1.6%, recreational vehicles of $771,000, or 2.6%, automobile loans of $641,000, or 2.8%, nonresidential loans of $621,000, or 2.9%, commercial business loans of $230,000, or 1.8%, and other consumer loans of $183,000, or 3.3%, partially offset by increases in home equity and junior liens of $732,000, or 7.6%, and manufactured homes of $399,000, or 0.8%.

Net deferred fees decreased $436,000, or 2.8%, during the three months ended March 31, 2022, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of automobile, recreational vehicle, and manufactured home loans. During the three months ended March 31, 2022, we purchased $2.1 million of automobile loans, $126,000 of recreational vehicle loans, and $1.8 million of manufactured home loans.

Investment Securities Available-for-sale. Investment securities available-for-sale decreased $897,000, or 2.4%, to $36.1 million at March 31, 2022 from $37.0 million at December 31, 2021.  The decrease in investment securities available-for-sale was primarily attributable to a $2.2 million decrease in the fair market value and bond maturities and principal repayments of $837,000, partially offset by the purchase of $2.3 million of bonds.

Cash and Cash Equivalents.  Cash and cash equivalents increased $2.7 million, or 12.7%, to $23.7 million at March 31, 2022 from $21.0 million at December 31, 2021 as a result of proceeds from a decrease in loans receivable.

Pension Plan Assets.  Pension plan assets increased $581,000, or 5.2%, to $11.7 million at March 31, 2022 from $11.1 million at December 31, 2021. The increase resulted from estimated returns on pension assets of $499,000 and employer contributions of $328,000, partially offset by estimated benefits paid of $116,000 and interest costs of $130,000.

Deposits.  Deposits increased $2.9 million, or 0.9%, to $314.9 million at March 31, 2022 from $312.0 million at December 31, 2021.  Interest-bearing accounts increased $2.8 million, or 1.1%, to $257.3 million at March 31, 2022 from $254.5 million at December 31, 2021.  Noninterest-bearing deposits increased $86,000, or 0.1%, to $57.6 million at March 31, 2022 from $57.5 million at December 31, 2021. The largest increase in interest-bearing deposits was in certificates of deposit which increased $2.0 million, or 2.7%, to $77.8 million at March 31, 2022 from $75.7 million at December 31, 2021 due to an increase in brokered deposits. Savings accounts increased $2.0 million, or 1.8%, to $112.3 million at March 31, 2022 from $110.3 million at December 31, 2021. Additionally, money market accounts increased $593,000, or 1.9%, to $31.9 million at March 31, 2022 from $31.3 million at December 31, 2021. Interest-bearing checking accounts decreased $1.9 million, or 5.0%, to $35.3 million at March 31, 2022 from $37.2 million at December 31, 2021.

Municipal deposits held at Generations Commercial Bank decreased $168,000, or 2.7%, to $6.1 million at March 31, 2022 from $6.3 million at December 31, 2021.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $1.8 million, or 10.0%, to $16.0 million at March 31, 2022 from $17.8 million at December 31, 2021 as a result of repayments.

Total Equity. Total equity decreased $1.4 million, or 3.1%, to $42.1 million at March 31, 2022 from $43.5 million at December 31, 2021.  The decrease was primarily due to an increase in accumulated other comprehensive loss of $1.8 million as a result of a decrease in the fair market value of our investment securities available-for-sale, offset in part by net income of $396,000 during the three months ended March 31, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General.  Net income for the three months ended March 31, 2022 was $396,000 as compared to $353,000 for the three months ended March 31, 2021, an increase of $43,000, or 12.2%.  The increase was due to a $52,000 increase in net interest income, a $4,000 increase in noninterest income, and a $4,000 decrease in income tax expense, partially offset by a $15,000 increase in provision for loan losses and a $2,000 increase in noninterest expense.

Interest and Dividend Income.  Interest and dividend income decreased $72,000, or 2.2%, to $3.2 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021.  This decrease was primarily attributable to a $159,000 decrease in interest on loans receivable partially offset by a net increase of $89,000 in interest on investment securities.  The average balance of loans decreased $5.6 million, or 2.0%, to $276.8 million for the three months ended March 31, 2022 from $282.4 million for the three months ended March 31, 2021.  The average yield on loans decreased 14 basis points to 4.26% for the 2022 period from 4.40% for the 2021 period, reflecting a decrease in higher yielding loans period over period.  The average balance of investment securities increased $11.7 million, or 42.6%, to $39.2 million for the three months ended March 31, 2022 from $27.5 million for the three months ended March 31, 2021. The average yield on investment securities increased 11 basis points to 2.80% for the 2022 period from 2.69% for the 2021 period due to purchases of $23.6 million in higher yielding corporate bonds throughout 2021.

Interest Expense.  Total interest expense decreased $124,000, or 25.9%, to $354,000 for the three months ended March 31, 2022 from $478,000 for the three months ended March 31, 2021.  Interest expense on total interest-bearing deposits decreased $70,000, or 20.2%, to $277,000 for the three months ended March 31, 2022 from $347,000 for the three months ended March 31, 2021.  The decrease was primarily attributable to a decrease of $6.1 million, or 7.3%, in the average balance of certificates of deposit to $77.1 million for the three months ended March 31, 2022 from $83.1 million for the three months ended March 31, 2021, in addition to a decrease in the average cost of 35 basis points to 0.62% for the three months ended March 31, 2022 from 0.97% for the same period in 2021.  Interest expense on borrowings decreased $54,000, or 41.2%, to $77,000 for the three months ended March 31, 2022 from $131,000 for the three months ended March 31, 2021, due to a 15 basis points decrease in average borrowing costs to 1.86% for the three months ended March 31, 2022 from 2.01% for the three months ended March 31, 2021, as a result of a decrease in the average balance of borrowings of $9.5 million, or 36.5%, to $16.6 million for the three months ended March 31, 2022 from $26.1 million for the three months ended March 31, 2021.

Net Interest Income.  Net interest income increased $52,000, or 1.8%, to $2.9 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021.  Our net interest rate spread increased three basis points to 3.45% for the three months ended March 31, 2022 from 3.42% for the three months ended March 31, 2021.  Our net interest margin increased four basis points to 3.46% for the three months ended March 31, 2022 from 3.42% for the same period in 2021.  Net interest rate spread and net interest margin were affected primarily by the decrease in cost of funds between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $150,000 for the three months ended March 31, 2022 as compared to a provision for loan losses of $135,000 for the three months ended March 31, 2021.  The allowance for loan losses was $2.0 million, or 0.75%, of total loans at March 31, 2022 as compared to $1.8 million, or 0.70%, of total loans at December 31, 2021. The increase in provision for loan losses for the 2022 period was primarily due to increases in reserves allocated to one- to four-family and nonresidential real estate loans as a result of higher economic reserve factors applied due to the current economic outlook and resultant increases in delinquent and substandard loans.

Noninterest Income.  Noninterest income increased $4,000, or 0.7%, to $616,000 for the three months ended March 31, 2022 from $612,000 for the three months ended March 31, 2021.  The increase was primarily due an increase in insurance commissions, partially offset by a decrease in other charges, commissions, and fees.  Insurance commissions increased $23,000, or 13.2%, to $197,000 for the three months ended March 31, 2022 from $174,000 for the three months ended March 31, 2021 due to an increase in contingent income received in 2022. Other charges, commissions, and fees decreased $14,000, or 41.2%, to $20,000 for the three months ended March 31, 2022 from $34,000 for the three months ended March 31, 2021 primarily due to a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021.

Noninterest Expense.  Noninterest expense increased $2,000, or 0.1%, to $2.9 million for the three months ended March 31, 2022 due to increases in professional and other services and other expenses, partially offset by a decrease in occupancy and equipment.  Professional and other services increased $51,000, or 36.7%, to $190,000 for the three months ended March 31, 2022 from $139,000 for the three months ended March 31, 2021 due to increases in legal and consulting fees.  Other expenses increased $39,000, or 14.8%, to $303,000 for the three months ended March 31, 2022 from $264,000 for the three months ended March 31, 2021 primarily due to a $25,000 increase in directors’ fees related to changes in the market price of GBNY stock held in the directors retirement plan for the three months ended March 31, 2022 as compared to the same period in 2021.  Occupancy and equipment decreased $35,000, or 6.7%, to $485,000 for the three months ended March 31, 2022 from $520,000 for the three months ended March 31, 2021 due to a decrease in rent expense related to the closure of our Albion branch in May 2021 and a decrease in depreciation expense between the comparable periods.

Income Taxes.  Income tax expense decreased $4,000, or 5.1%, to $75,000 for the three months ended March 31, 2022 as compared to income tax expense of $79,000 for the three months ended March 31, 2021. The effective tax rate was 15.9% for the three months ended March 31, 2022 as compared to 18.3% for the three months ended March 31, 2021.

Average Balances and Yields. The following table sets forth average balance sheets, average yield and costs, and certain other information at the dates and for the period indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Deferred loan costs totaled $15.2 million and $12.6 million for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022			2021
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$276,800	$2,950	4.26%	$282,434	$3,109	4.40%
Securities	39,201	274	2.80%	27,485	185	2.69%
Interest earning deposits	17,392	16	0.37%	20,769	4	0.08%
Other	1,384	9	2.60%	1,913	23	4.81%
Total interest-earning assets	334,777	3,249	3.88%	332,601	3,321	3.99%
Non-interest-earning assets	41,549			42,009
Total assets	$376,326			$374,610

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$91,588	15	0.07%	$88,735	14	0.06%
Money market accounts	32,007	28	0.35%	27,628	24	0.35%
Savings accounts	112,171	115	0.41%	107,023	107	0.40%
Certificates of deposit	77,076	119	0.62%	83,131	202	0.97%
Total interest-bearing deposits	312,842	277	0.35%	306,517	347	0.45%
Borrowings	16,569	77	1.86%	26,099	131	2.01%
Total interest-bearing liabilities	329,411	354	0.43%	332,616	478	0.57%
Other non-interest bearing liabilities	3,917			4,420
Total liabilities	333,328			337,036
Equity	42,998			37,574
Total liabilities and equity	$376,326			$374,610

Net interest income		$2,895			$2,843
Interest rate spread			3.45%			3.42%
Net interest-earning assets	$5,366			$(15)
Net interest margin			3.46%			3.42%
Average interest-earning assets to average
to interest-bearing liabilities	101.63%			100.00%

Loan and Asset Quality and Allowance for Loan Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At March 31,	At December 31,
(In thousands)	2022	2021

Non-accrual loans:
Residential:
One- to four-family	$2,267	$2,577
Commercial:
Real estate - nonresidential	416	416
Commercial business	134	161
Consumer
Home equity and junior liens	112	66
Manufactured homes	44	—
Automobile	15	44
Student	75	—
Recreational vehicle	49	—
Other consumer	—	—
Total non-accrual loans	$3,112	$3,264

Real estate owned:
Residential:
One- to four-family	$—	$27
Total real estate owned	$—	$27

Total non-performing assets	$3,112	$3,291

Ratios:
Total non-performing loans to total loans	1.19%	1.23%
Total non-performing loans to total assets	0.82%	0.86%
Total non-performing assets to total assets	0.82%	0.87%

Non-performing assets include non-accrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At March 31, 2022 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets at March 31, 2022 were $3.1 million, a decrease of $152,000 from $3.3 million at December 31, 2021. At March 31, 2022, the Bank had 35 non-performing one- to four-family residential mortgage loans for $2.3 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $134,000, five home equity loans and lines of credit for $112,000, one non-performing manufactured home loan for $44,000, one non-performing automobile loan for $15,000, four non-performing student loans for $75,000, and one non-performing recreational vehicle loan for $49,000. At December 31, 2021, the Bank had 38 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $161,000, six home equity loans and lines of credit for $66,000, and three non-performing automobile loans for $44,000. The Bank had $0 in real estate owned at March 31, 2022 and $27,000 in real estate owned at December 31, 2021.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for loan losses was $2.0 million at March 31, 2022 and $1.8 million at December 31, 2021. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.75% at March 31, 2022 as compared to 0.70% at December 31, 2021. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2022.

At March 31, 2022, the Company had one commercial business loan for $55,000 which was deemed to be impaired and had one commercial business loan for $55,000 and one one- to four-family residential loan for $224,000 which were deemed to be impaired at December 31, 2021.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $13.5 million as of March 31, 2022 as compared to $11.1 million at December 31, 2021. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The increase of $2.4 million was primarily driven by the downgrade of a $1.8 million commercial business loan participation to special mention at March 31, 2022. Based on current information available at March 31, 2022, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2022, the Bank had $16.0 million outstanding in advances from the FHLB and had the ability to borrow approximately $34.5 million based on our collateral capacity. At March 31, 2022, the Bank had an additional $15.5 million in lines of credit available with other financial institutions.  No advances received can exceed 50% of the Bank’s capital. At March 31, 2022 and December 31, 2021, there were no outstanding advances on these lines.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $596,000 and $26,000 for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $2.2 million for the three months ended March 31, 2022 and net cash used in investing activities was $11.7 million for the three months ended March 31, 2021. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $1.1 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid no dividends to Generations Bancorp during the three months ended March 31, 2022 or the year ended December 31, 2021.  At March 31, 2022, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.3 million.

At March 31, 2022 and December 31, 2021, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 8 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENERATIONS BANCORP NY, INC.

Date: May 6, 2022	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: May 6, 2022	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer