Form 10-Q
period 2022-06-30
Generations Bancorp NY, Inc.
filed 2022-08-05
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

2,428,814 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 4, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At June 30,	At December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS:
Cash and due from banks	$3,615	$4,051
Interest earning deposits	9,340	16,946
Total cash and cash equivalents	12,955	20,997
Interest earning time deposits in banks	650	650
Investment securities available-for-sale, at fair value	32,910	36,975
Investment securities held-to-maturity (fair value 2022-$1,004, 2021-$1,150)	1,016	1,128
Equity investment securities, at fair value	299	350
Federal Home Loan Bank stock, at cost	1,217	1,450
Loans	283,127	279,961
Less: Allowance for loan losses	(2,188)	(1,841)
Loans receivable, net	280,939	278,120
Premises and equipment, net	15,074	15,345
Bank-owned life insurance	7,944	7,890
Pension plan asset	11,941	11,107
Foreclosed real estate & repossessed assets	69	27
Goodwill	792	792
Intangible assets, net	751	783
Accrued interest receivable	1,162	1,249
Other assets	1,953	2,086
Total assets	$369,672	$378,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,284	$57,540
Interest-bearing	254,270	254,509
Total deposits	311,554	312,049
Long-term borrowings	14,228	17,760
Advances from borrowers for taxes and insurance	2,738	2,443
Other liabilities	2,124	3,218
Total liabilities	330,644	335,470
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2022 and 2021; 2,430,972 shares issued and outstanding in 2022; and 2,458,261 shares issued and outstanding in 2021	25	26
Additional paid in capital	23,716	24,494
Retained earnings	22,276	21,669
Accumulated other comprehensive loss	(5,224)	(966)
Stock held in rabbi trust	(698)	(654)
Unearned ESOP shares, at cost	(1,067)	(1,090)
Total shareholders' equity	39,028	43,479
Total liabilities and shareholders' equity	$369,672	$378,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021

Interest and dividend income:
Loans, including fees	$2,868	$3,107	$5,818	$6,216
Debt and equity securities:
Taxable	139	129	301	213
Tax-exempt	111	100	223	201
Interest-earning deposits	38	3	54	7
Other	13	23	22	46
Total interest income	3,169	3,362	6,418	6,683
Interest expense:
Deposits	279	322	556	669
Long-term borrowings	68	111	145	233
Subordinated debt	—	—	—	9
Total interest expense	347	433	701	911
Net interest income	2,822	2,929	5,717	5,772
Provision for loan losses	150	135	300	270
Net interest income after provision for loan losses	2,672	2,794	5,417	5,502
Noninterest income:
Banking fees and service charges	427	398	802	772
Mortgage banking income, net	15	10	24	23
Insurance commissions	101	201	298	375
Earnings on bank-owned life insurance	26	27	53	59
Change in fair value on equity securities	(39)	18	(51)	3
Net loss on sale of securities	—	(2)	—	(2)
Other charges, commissions & fees	37	68	57	102
Total noninterest income	567	720	1,183	1,332
Noninterest expense:
Compensation and benefits	1,163	1,342	2,398	2,601
Occupancy and equipment	499	531	984	1,051
Service charges	531	507	1,037	1,010
Regulatory assessments	63	116	126	211
Professional and other services	192	144	382	283
Advertising	106	109	214	217
Other expenses	273	317	576	581
Total noninterest expenses	2,827	3,066	5,717	5,954
Income before income tax expense	412	448	883	880
Income tax expense	67	79	142	158
Net income	345	369	741	722
Net income available to common shareholders	$345	$369	$741	$722
Basic and diluted earnings per common share	$0.15	$0.16	$0.32	$0.31

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net income	$345	$369	$741	$722
Other comprehensive income (loss), before tax:
Unrealized losses on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(3,145)	215	(5,390)	199
Reclassification adjustment for net losses included in net income	—	2	—	2
Net unrealized gains (losses) on securities available-for-sale	(3,145)	217	(5,390)	201
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	—	28	—	57
Net change in defined benefit pension plan asset	—	28	—	57
Other comprehensive income (loss), before tax	(3,145)	245	(5,390)	258
Tax effect	661	(51)	1,132	(54)
Other comprehensive income (loss), net of tax	(2,484)	194	(4,258)	204
Total comprehensive income (loss)	$(2,139)	$563	$(3,517)	$926

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, March 31, 2022	$26	$24,496	$22,065	$(2,740)	$—	$(654)	$(1,078)	$42,115
Net income	—	—	345	—	—	—	—	345
Other comprehensive loss	—	—	—	(2,484)	—	—	—	(2,484)
Effect of stock repurchase plan	(1)	(805)	(134)	—	—	—	—	(940)
Stock-based compensation	—	23	—	—	—	—	—	23
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	—	—	—	—	—	—
ESOP shares committed to be released	—	2	—	—	—	—	11	13
Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$—	$(698)	$(1,067)	$39,028

Balance, March 31, 2021	$26	$24,468	$20,609	$(1,405)	$—	$(627)	$(1,124)	$41,947
Net income	—	—	369	—	—	—	—	369
Refund of offering costs	—	23	—	—	—	—	—	23
Other comprehensive income	—	—	—	194	—	—	—	194
ESOP shares committed to be released	—	—	—	—	—	—	12	12
Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479
Net income	—	—	741	—	—	—	—	741
Other comprehensive loss	—	—	—	(4,258)	—	—	—	(4,258)
Effect of stock repurchase plan	(1)	(805)	(134)	—	—	—	—	(940)
Stock-based compensation	—	23	—	—	—	—	—	23
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	4	—	—	—	—	23	27
Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$—	$(698)	$(1,067)	$39,028

Balance, December 31, 2020	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886
Net income	—	—	722	—	—	—	—	722
Proceeds from issuance of 1,477,575 shares of common stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive income	—	—	—	204	—	—	—	204
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(337)	—	(337)
ESOP shares committed to be released	—	—	—	—	—	—	23	23
Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$741	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	270
Deferred income tax expense (benefit)	(1,003)	158
Realized losses on sales of:
Available-for-sale investment securities	—	2
Change in fair value on equity securities	51	(3)
Depreciation	469	523
Amortization of intangible asset	32	32
Amortization of fair value adjustment to purchased loan portfolio	(34)	(34)
ESOP expense	27	23
Stock-based compensation	23	—
Amortization of deferred loan costs	52	46
Earnings on bank-owned life insurance	(53)	(59)
Change in pension plan assets	(834)	(779)
Net amortization of premiums and discounts on investment securities	143	121
Net change in accrued interest receivable	87	(105)
Net change in other assets and liabilities	1,472	1,237
Net cash provided by operating activities	1,473	2,154
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(2,577)	(22,968)
Net proceeds from the redemption of Federal Home Loan Bank stock	233	309
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	1,112	2,721
Held-to-maturity investment securities	109	168
Proceeds from sale of:
Available-for-sale investment securities	—	2,011
Real estate and repossessed assets acquired	27	55
Premises and equipment	—	69
Net change in loans	(3,206)	(2,048)
Purchase of premises and equipment	(202)	(209)
Net cash used in investing activities	(4,504)	(19,892)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	2,120	2,313
Net change in time deposits	(2,615)	(1,398)
Payments on long-term borrowings	(3,532)	(5,550)
Repayment from subordinated debt offering	—	(1,235)
Purchase of common stock for directors retirement plan	(13)	—
Purchase of common stock of SERP	(31)	—
Net proceeds from stock offering and conversion	—	13,151
Effect of stock repurchase plan	(940)	—
Purchase of common stock for ESOP	—	(1,104)
Net cash provided by financing activities	(5,011)	6,177
Net change in cash and cash equivalents	(8,042)	(11,561)
Cash and cash equivalents at beginning of period	20,997	26,830
Cash and cash equivalents at end of period	$12,955	$15,269
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$699	$912
Transfer of loans to foreclosed real estate and repossessed assets	69	38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly-owned subsidiary of Seneca-Cayuga and The Seneca Falls Savings Bank, MHC (“MHC”), which owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

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

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, March 31, 2022	$(1,559)	$(1,181)	$(2,740)
Other comprehensive loss before reclassifications	(2,484)	—	(2,484)
Net current-period other comprehensive loss	(2,484)	—	(2,484)
Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)

Balance, March 31, 2021	$710	$(2,115)	$(1,405)
Other comprehensive income before reclassifications	170	—	170
Amounts reclassified from AOCI to the income statement	2	22	24
Net current-period other comprehensive income	172	22	194
Balance, June 30, 2021	$882	$(2,093)	$(1,211)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Six Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, January 1, 2022	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(4,258)	—	(4,258)
Net current-period other comprehensive loss	(4,258)	—	(4,258)
Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)

Balance, January 1, 2021	$723	$(2,138)	$(1,415)
Other comprehensive income before reclassifications	157	—	157
Amounts reclassified from AOCI to the income statement	2	45	47
Net current-period other comprehensive income	159	45	204
Balance, June 30, 2021	$882	$(2,093)	$(1,211)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the
(In thousands)	2022	2021	2022	2021	Statement of Income

Available-for-sale securities:
Realized loss on sale of securities	$—	$(2)	$—	$(2)	Net loss on sale of securities
	$—	$(2)	$—	$(2)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$28	$—	$57	Compensation and benefits
Tax effect	—	(6)	—	(12)	Income tax expense
	$—	$22	$—	$45	Net income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the three and six months ended June 30, 2022. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which include initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$345	$369
Weighted-average common shares outstanding	2,333	2,347
Earnings per common share - basic and diluted	$0.15	$0.16

	Six Months Ended June 30,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$741	$722
Weighted-average common shares outstanding	2,342	2,354
Earnings per common share - basic and diluted	$0.32	$0.31

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$28	$—	$(1)	$27
Corporate bonds	20,953	—	(3,226)	17,727
State and political subdivisions	17,047	5	(1,896)	15,156
Total securities available-for-sale	$38,028	$5	$(5,123)	$32,910

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$1,016	$4	$(16)	$1,004
Total securities held-to-maturity	$1,016	$4	$(16)	$1,004

Equity securities:
Large cap equity mutual fund	$37			$37
Other mutual funds	262			262
Total of equity securities	$299			$299

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At June 30, 2022
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$21	$(1)	$21	$(1)
Corporate bonds	16,459	(2,725)	1,045	(501)	17,504	(3,226)
State and political subdivisions	10,729	(1,230)	3,609	(666)	14,338	(1,896)
Total securities available-for-sale	$27,188	$(3,955)	$4,675	$(1,168)	$31,863	$(5,123)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$363	$(11)	$230	$(5)	$593	$(16)
Total securities held-to-maturity	$363	$(11)	$230	$(5)	$593	$(16)

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

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Management assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of financial condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  Credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income.  Non-credit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in other comprehensive income.

Sixteen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of June 30, 2022.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $4,700 or less.

There are 105 bond issues held by the Bank that have an unrealized loss as of June 30, 2022.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are seven bonds issued by corporate entities that have an aggregate loss of $1.9 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at June 30, 2022, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At June 30, 2022
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$433	$428	$—	$—
Due over one year through five years	3,089	2,983	—	—
Due over five through ten years	4,329	3,655	—	—
Due after ten years	30,149	25,817	—	—
	38,000	32,883	—	—
Residential mortgage-backed securities	28	27	1,016	1,004
Total	$38,028	$32,910	$1,016	$1,004

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three and six months ended June 30, 2022. There were no gross realized gains and $2,000 in losses on sales and redemptions of available-for-sale securities for the three and six months ended June 30, 2021. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $7,772,896 and $8,775,255 were pledged to collateralize certain deposit arrangements at June 30, 2022 and December 31, 2021 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At June 30,	At December 31,
(In thousands)	2022	2021

Originated Loans:
Residential mortgages:
One- to four-family	$109,047	$102,766
	109,047	102,766
Commercial loans:
Real estate - nonresidential	16,174	19,734
Multi-family	449	456
Commercial business	11,287	12,366
	27,910	32,556
Consumer:
Home equity and junior liens	10,118	8,840
Manufactured homes	49,247	47,717
Automobile	22,569	22,666
Student	2,042	2,096
Recreational vehicle	28,059	29,463
Other consumer	6,749	5,408
	118,784	116,190
Total originated loans	255,741	251,512
Net deferred loan costs	15,742	15,650
Less allowance for loan losses	(2,188)	(1,841)
Net originated loans	$269,295	$265,321

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30,	At December 31,
(In thousands)	2022	2021

Acquired Loans:
Residential mortgages:
One- to four-family	$9,407	$10,295
	9,407	10,295
Commercial loans:
Real estate - nonresidential	1,655	1,744
Commercial business	118	162
	1,773	1,906
Consumer:
Home equity and junior liens	711	861
Other consumer	62	84
	773	945
Total acquired loans	11,953	13,146
Net deferred loan costs	(57)	(60)
Fair value credit and yield adjustment	(252)	(287)
Net acquired loans	$11,644	$12,799

	At June 30,	At December 31,
(In thousands)	2022	2021

Total Loans:
Residential mortgages:
One- to four-family	$118,454	$113,061
	118,454	113,061
Commercial loans:
Real estate - nonresidential	17,829	21,478
Multi-family	449	456
Commercial business	11,405	12,528
	29,683	34,462
Consumer:
Home equity and junior liens	10,829	9,701
Manufactured homes	49,247	47,717
Automobile	22,569	22,666
Student	2,042	2,096
Recreational vehicle	28,059	29,463
Other consumer	6,811	5,492
	119,557	117,135
Total Loans	267,694	264,658
Net deferred loan costs	15,685	15,590
Fair value credit and yield adjustment	(252)	(287)
Less allowance for loan losses	(2,188)	(1,841)
Loans receivable, net	$280,939	$278,120

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

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At June 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$105,685	$1,043	$2,319	$—	$109,047
	105,685	1,043	2,319	—	109,047
Commercial loans:
Real estate - nonresidential	13,684	354	2,136	—	16,174
Multi-family	449	—	—	—	449
Commercial business	8,006	2,420	861	—	11,287
	22,139	2,774	2,997	—	27,910
Consumer:
Home equity and junior liens	9,986	50	82	—	10,118
Manufactured homes	48,893	239	115	—	49,247
Automobile	22,406	84	79	—	22,569
Student	1,948	—	94	—	2,042
Recreational vehicle	27,971	17	71	—	28,059
Other consumer	6,698	51	—	—	6,749
	117,902	441	441	—	118,784
Total originated loans	$245,726	$4,258	$5,757	$—	$255,741

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$9,173	$37	$197	$—	$9,407
	9,173	37	197	—	9,407
Commercial loans:
Real estate - nonresidential	1,655	—	—	—	1,655
Commercial business	118	—	—	—	118
	1,773	—	—	—	1,773
Consumer:
Home equity and junior liens	676	35	—	—	711
Other consumer	62	—	—	—	62
	738	35	—	—	773
Total acquired loans	$11,684	$72	$197	$—	$11,953

	At June 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$114,858	$1,080	$2,516	$—	$118,454
	114,858	1,080	2,516	—	118,454
Commercial loans:
Real estate - nonresidential	15,339	354	2,136	—	17,829
Multi-family	449	—	—	—	449
Commercial business	8,124	2,420	861	—	11,405
	23,912	2,774	2,997	—	29,683
Consumer:
Home equity and junior liens	10,662	85	82	—	10,829
Manufactured homes	48,893	239	115	—	49,247
Automobile	22,406	84	79	—	22,569
Student	1,948	—	94	—	2,042
Recreational vehicle	27,971	17	71	—	28,059
Other consumer	6,760	51	—	—	6,811
	118,640	476	441	—	119,557
Total loans	$257,410	$4,330	$5,954	$—	$267,694

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At June 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$2,884	$806	$2,108	$5,798	$103,249	$109,047
	2,884	806	2,108	5,798	103,249	109,047
Commercial loans:
Real estate - nonresidential	—	—	416	416	15,758	16,174
Multi-family	—	—	—	—	449	449
Commercial business	—	50	118	168	11,119	11,287
	—	50	534	584	27,326	27,910
Consumer loans:
Home equity and junior liens	74	19	82	175	9,943	10,118
Manufactured homes	640	239	115	994	48,253	49,247
Automobile	145	84	79	308	22,261	22,569
Student	—	—	94	94	1,948	2,042
Recreational vehicle	675	17	71	763	27,296	28,059
Other consumer	90	51	—	141	6,608	6,749
	1,624	410	441	2,475	116,309	118,784
Total originated loans	$4,508	$1,266	$3,083	$8,857	$246,884	$255,741

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$149	$72	$197	$418	$8,989	$9,407
	149	72	197	418	8,989	9,407
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,655	1,655
Commercial business	—	—	—	—	118	118
	—	—	—	—	1,773	1,773
Consumer loans:
Home equity and junior liens	—	35	—	35	676	711
Other consumer	—	—	—	—	62	62
	—	35	—	35	738	773
Total acquired loans	$149	$107	$197	$453	$11,500	$11,953

	At June 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,033	$878	$2,305	$6,216	$112,238	$118,454
	3,033	878	2,305	6,216	112,238	118,454
Commercial loans:
Real estate - nonresidential	—	—	416	416	17,413	17,829
Multi-family	—	—	—	—	449	449
Commercial business	—	50	118	168	11,237	11,405
	—	50	534	584	29,099	29,683
Consumer loans:
Home equity and junior liens	74	54	82	210	10,619	10,829
Manufactured homes	640	239	115	994	48,253	49,247
Automobile	145	84	79	308	22,261	22,569
Student	—	—	94	94	1,948	2,042
Recreational vehicle	675	17	71	763	27,296	28,059
Other consumer	90	51	—	141	6,670	6,811
	1,624	445	441	2,510	117,047	119,557
Total loans	$4,657	$1,373	$3,280	$9,310	$258,384	$267,694

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,455	$825	$2,577	$6,857	$106,204	$113,061
	3,455	825	2,577	6,857	106,204	113,061
Commercial loans:
Real estate - nonresidential	389	—	416	805	20,673	21,478
Multi-family	—	—	—	—	456	456
Commercial business	27	8	161	196	12,332	12,528
	416	8	577	1,001	33,461	34,462
Consumer loans:
Home equity and junior liens	149	31	66	246	9,455	9,701
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,385	5,492
	2,014	781	110	2,905	114,230	117,135
Total loans	$5,885	$1,614	$3,264	$10,763	$253,895	$264,658

Non-accrual loans, segregated by class of loan, were as follows:

	At June 30,	At December 31,
(In thousands)	2022	2021

Residential mortgage loans:
One- to four-family	$2,305	$2,577
	2,305	2,577
Commercial loans:
Real estate - nonresidential	416	416
Commercial business	118	161
	534	577
Consumer loans:
Home equity and junior liens	82	46
Manufactured homes	115	—
Automobile	79	44
Student	94	—
Recreational vehicle	71	—
	441	110
Total non-accrual loans	$3,280	$3,264

There were no loans past due more than ninety days and still accruing interest at June 30, 2022 and December 31, 2021.

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

There were no loans that had been modified as a TDR during the three and six months ended June 30, 2022 and for the three months ended June 30, 2021.  There were seven loans that had been modified as a TDR during the six months ended June 30, 2021.  During the six months ended June 30, 2022 and 2021, there were no defaults on TDRs that were modified within the twelve months prior to the default date.  A default for these purposes is defined as a loan that reaches 90 days past due.

The table below details loans that have been modified as a troubled debt restructuring for the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
			Post-
		Pre-Modification	Modification	Current
		Outstanding	Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
One- to four-family residential mortgages	4	$336	$336	$—
Commercial business	3	46	46	—

The TDR loans that were modified during the six months ended June 30, 2021 paid off during the three months ended June 30, 2022.

At June 30 2022, there were nine TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. There were two TDRs totaling $14,000 in non-accrual status due to delinquency greater than 90 days. All other TDR loans continue to accrue interest.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes impaired loans information by portfolio class:

	At June 30, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,445	$2,525	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	113	126	—
Home equity and junior liens	82	82	—

With an allowance recorded:
One- to four-family residential mortgages	72	72	1

Total:
One- to four-family residential mortgages	2,517	2,597	1
Commercial real estate - nonresidential	416	516	—
Commercial business	113	126	—
Home equity and junior liens	82	82	—
	$3,128	$3,321	$1

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,352	$2,423	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	67	67	—

With an allowance recorded:
One- to four-family residential mortgages	224	224	7
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,576	2,647	7
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	67	67	—
	$3,187	$3,358	$19

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

One- to four-family residential mortgages	$2,518	$2,737	$2,527	$2,750
Commercial real estate - nonresidential	416	1,217	416	1,218
Commercial business	114	509	121	519
Home equity and junior liens	82	139	82	140
Other consumer	—	3	—	3
	3,130	$4,605	3,146	$4,630

The following table presents interest income recognized on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

One- to four-family residential mortgages	$13	$20	$31	$44
Commercial real estate - nonresidential	—	10	—	10
Commercial business	—	1	1	2
	$13	$31	$32	$56

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended June 30, 2022
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$739	$—	$644	$3	$—	$209
Charge-offs	(26)	—	—	—	—	(12)
Recoveries	1	—	—	—	—	—
Provision (credit) for loan losses	(24)	—	(128)	(1)	—	43
Ending balance	$690	$—	$516	$2	$—	$240

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$43	$116	$107	$64	$—	$49	$—	$1,974
Charge-offs	—	—	—	—	—	—	—	(38)
Recoveries	—	—	99	—	—	2	—	102
Provision (credit) for loan losses	6	(12)	(80)	(2)	347	1	—	150
Ending balance	$49	$104	$126	$62	$347	$52	$—	$2,188

	Three Months Ended June 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$540	$—	$388	$11	$—	$530
Charge-offs	(74)	—	—	—	—	—
Recoveries	1	—	16	6	—	—
Provision (credit) for loan losses	144	—	(28)	(15)	—	33
Ending balance	$611	$—	$376	$2	$—	$563

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$48	$81	$137	$71	$—	$75	$—	$1,881
Charge-offs	—	—	(4)	—	—	(3)	—	(81)
Recoveries	—	—	15	—	—	3	—	41
Provision (credit) for loan losses	(2)	1	(5)	(2)	—	9	—	135
Ending balance	$46	$82	$143	$69	$—	$84	$—	$1,976

	Six Months Ended June 30, 2022
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$688	$—	$630	$2	$—	$161
Charge-offs	(36)	—	—	—	—	(12)
Recoveries	16	—	—	—	—	—
Provision (credit) for loan losses	22	—	(114)	—	—	91
Ending balance	$690	$—	$516	$2	$—	$240
Ending balance: related to loans individually evaluated for impairment	$1	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$689	$—	$516	$2	$—	$240
Loans receivable:
Ending balance	$118,454	$—	$17,829	$449	$—	$11,405
Ending balance: individually evaluated for impairment	$2,517	$—	$416	$—	$—	$113
Ending balance: collectively evaluated for impairment	$115,937	$—	$17,413	$449	$—	$11,292

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Charge-offs	—	—	(40)	—	—	—	—	(88)
Recoveries	—	—	116	1	—	2	—	135
Provision (credit) for loan losses	10	2	(57)	(3)	347	2	—	300
Ending balance	$49	$104	$126	$62	$347	$52	$—	$2,188
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$1
Ending balance: related to loans collectively evaluated for impairment	$49	$104	$126	$62	$347	$52	$—	$2,187
Loans receivable:
Ending balance	$10,829	$49,247	$22,569	$2,042	$28,059	$6,811	$—	$267,694
Ending balance: individually evaluated for impairment	$82	$—	$—	$—	$—	$—	$—	$3,128
Ending balance: collectively evaluated for impairment	$10,747	$49,247	$22,569	$2,042	$28,059	$6,811	$—	$264,566

	Six Months Ended June 30, 2021
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$457	$—	$319	$26	$—	$617
Charge-offs	(77)	—	(51)	—	—	(17)
Recoveries	2	—	16	12	—	7
Provision (credit) for loan losses	229	—	92	(36)	—	(44)
Ending balance	$611	$—	$376	$2	$—	$563
Ending balance: related to loans individually evaluated for impairment	$15	$—	$—	$—	$—	$194
Ending balance: related to loans collectively evaluated for impairment	$596	$—	$376	$2	$—	$369
Loans receivable:
Ending balance	$119,557	$—	$22,677	$405	$—	$18,564
Ending balance: individually evaluated for impairment	$2,613	$—	$862	$—	$—	$502
Ending balance: collectively evaluated for impairment	$116,944	$—	$21,815	$405	$—	$18,062

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net periodic expenses recognized in income:
Service cost	$108	$114	$216	$229
Interest cost	103	105	205	210
Expected return on plan assets	(384)	(370)	(768)	(740)
Amortization of net losses	—	29	—	57
Net periodic pension benefit	$(173)	$(122)	$(347)	$(244)

Medina Savings and Loan Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net periodic expenses recognized in income:
Service cost	$8	$7	$16	$15
Interest cost	27	33	55	65
Expected return on plan assets	(115)	(116)	(230)	(232)
Net periodic pension benefit	$(80)	$(76)	$(159)	$(152)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three and six months ended June 30, 2022 is as follows:

	Three Months Ended June 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

	Six Months Ended June 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

There were no stock options granted for the three and six month periods ended June 30, 2021.

The grants to senior management and directors vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $11,000 for the three and six months ended June 30, 2022.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $12,000 for the three and six months ended June 30, 2022.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.Regulatory Capital

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022 and December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Common Equity Tier 1 Capital	$40,775	14.45%	$12,697	4.50%	$18,340	6.50%
Total Capital (to Risk-Weighted Assets)	$42,963	15.23%	$22,572	8.00%	$28,216	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$40,775	14.45%	$16,929	6.00%	$22,572	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$40,775	11.02%	$14,801	4.00%	$18,501	5.00%
As of December 31, 2021:
Common Equity Tier 1 Capital	$41,287	14.82%	$12,534	4.50%	$18,104	6.50%
Total Capital (to Risk-Weighted Assets)	$43,128	15.48%	$22,282	8.00%	$27,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,287	14.82%	$16,712	6.00%	$22,282	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,287	10.99%	$15,034	4.00%	$18,792	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2022 and December 31, 2021, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at June 30, 2022.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At June 30,	At December 31,
(In thousands)	2022	2021

Commitments to grant loans	$9,771	$3,524
Unfunded commitments under lines of credit	18,834	15,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2022 with fixed interest rates amounted to approximately $11.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2022 with variable interest rates amounted to approximately $17.0 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with fixed interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with variable interest rates amounted to approximately $15.3 million.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $9.2 million at June 30, 2022. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at June 30, 2022. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $90,000 at June 30, 2022. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the Medina Savings and Loan Association merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $0 and $19,000 for the six-month periods ended June 30, 2022 and 2021, respectively, and $19,000 for the year ending December 31, 2021.

There are no future minimum lease commitments at June 30, 2022.

11.Revenue from Contracts with Customers

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

The following table presents revenues subject to Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Service charges on deposit accounts	$158	$131	$308	$266
Debit card interchange and surcharge income	194	232	382	443
Insurance commissions	101	201	298	375
Loan servicing fees	72	33	107	59
	$525	$597	$1,095	$1,143

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

Insurance commissions: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance which are subject to the Management Agreement with the Northwoods Corporation (“Northwoods”) which became effective on April 1, 2022. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.

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

12.Fair Value Disclosures

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended June 30, 2022 and December 31, 2021.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at June 30, 2022 and December 31, 2021.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties or discounted cash flows based upon expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances.

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At June 30, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$12,955	$12,955	$—	$—	$12,955
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	32,910	—	31,058	1,852	32,910
Securities held-to-maturity	1,016	—	1,004	—	1,004
Equity securities	299	299	—	—	299
Loans receivable	280,939	—	—	279,948	279,948
FHLB stock	1,217	—	1,217	—	1,217
Accrued interest receivable	1,162	1,162	—	—	1,162

Financial liabilities:
Deposits	$311,554	$94,088	$—	$208,733	$302,821
Long-term borrowings	14,228	—	19,623	—	19,623
Accrued interest payable	37	37	—	—	37

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

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$27	$—	$27
Corporate bonds	—	17,727	—	17,727
Municipal bonds	—	13,304	1,852	15,156
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	262	—	—	262
Total investment securities	$299	$31,058	$1,852	$33,209

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$33	$—	$33
Corporate bonds	—	18,043	—	18,043
Municipal bonds	—	15,889	3,010	18,899
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	305	—	—	305
Total investment securities	$350	$33,965	$3,010	$37,325

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - January 1, 2022	$3,010
Total gains realized/unrealized:
Included in other comprehensive loss	(236)
Purchases	85
Principal payments/maturities	(1,007)
Balance - June 30, 2022	$1,852

Investment
(In thousands)	Securities
Balance - January 1, 2021	$3,174
Total gains realized/unrealized:
Included in other comprehensive income	197
Purchases	826
Principal payments/maturities	(1,017)
Balance - June 30, 2021	$3,180

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$72	$72
Foreclosed real estate & repossessed assets	—	—	69	69

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$279	$279
Foreclosed real estate & repossessed assets	—	—	27	27

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes Region. The insurance activities consist of those conducted through the Bank’s wholly owned subsidiary, Generations Agency. The primary revenue source is commissions. Pursuant to a Management Agreement, which became effective on April 1, 2022, personnel and office support charges were assumed by Northwoods.

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

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended June 30,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,757	$—	$65	$2,822	$2,866	$—	$63	$2,929
Provision for loan losses	150	—	—	150	135	—	—	135
Net interest income after provision for loan losses	2,607	—	65	2,672	2,731	—	63	2,794
Total noninterest income	469	98	—	567	508	212	—	720
Compensation and benefits	(1,144)	(19)	—	(1,163)	(1,252)	(90)	—	(1,342)
Other noninterest expense	(1,642)	(3)	(19)	(1,664)	(1,661)	(31)	(32)	(1,724)
Income before income tax expense	290	76	46	412	326	91	31	448
Income tax expense	60	—	7	67	73	—	6	79
Net income	$230	$76	$39	$345	$253	$91	$25	$369

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$5,592	$—	$125	$5,717	$5,646	$—	$126	$5,772
Provision for loan losses	300	—	—	300	270	—	—	270
Net interest income after provision for loan losses	5,292	—	125	5,417	5,376	—	126	5,502
Total noninterest income	890	293	—	1,183	947	385	—	1,332
Compensation and benefits	(2,293)	(105)	—	(2,398)	(2,410)	(191)	—	(2,601)
Other noninterest expense	(3,246)	(33)	(40)	(3,319)	(3,222)	(68)	(63)	(3,353)
Income before income tax expense (benefit)	643	155	85	883	691	126	63	880
Income tax expense (benefit)	128	—	14	142	145	—	13	158
Net income	$515	$155	$71	$741	$546	$126	$50	$722

The following represents a reconciliation of the Company’s reported segment assets:

	At June 30,	At December 31,
(In thousands)	2022	2021

Total assets for reportable segments	$384,019	$395,225
Elimination of intercompany balances	(14,347)	(16,276)
Consolidated total assets	$369,672	$378,949

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Recently Issued Accounting Pronouncements

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ASU No. 2022-03

In June 2022, the FASB issued ASU No. 2022-03, to update guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities.  The updated guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value.  In addition, new disclosures are required about the nature of the restrictions and their remaining duration.  The updated guidance is effective for interim and

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

annual reporting periods beginning after December 15, 2023, with early adoption permitted.  The Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

15. Subsequent Events

The Company has evaluated subsequent events through August 5, 2022, which is the date the consolidated financial statements were issued.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The information for the three and six months ended June 30, 2022 and 2021 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022 or any other period.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets decreased $9.3 million, or 2.4%, to $369.7 million at June 30, 2022 from $378.9 million at December 31, 2021.  The decrease resulted primarily from decreases in cash and cash equivalents of $8.0 million and investment securities available-for-sale of $4.1 million, partially offset by increases in net loans of $2.8 million and pension plan assets of $834,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $8.0 million, or 38.3%, to $13.0 million at June 30, 2022 from $21.0 million at December 31, 2021 as a result of increased loan originations along with repayments of our FHLB advances.

Investment Securities Available-for-sale. Investment securities available-for-sale decreased $4.1 million, or 11.0%, to $32.9 million at June 30, 2022 from $37.0 million at December 31, 2021.  The decrease in investment securities available-for-sale was primarily attributable to a $5.4 million decrease in the fair market value and bond maturities and principal repayments of $1.1 million, partially offset by the purchase of $2.6 million of bonds.

Net Loans. Net loans increased $2.8 million, or 1.0%, to $280.9 million at June 30, 2022 from $278.1 million at December 31, 2021. The increase resulted from increases in one- to four-family residential real estate loans of $5.4 million, or 4.8%, manufactured home loans of $1.5 million, or 3.2%, other consumer loans of $1.3 million, or 24.0%, and home equity and junior liens of $1.1 million, or 11.6%, partially offset by decreases in nonresidential loans of $3.6 million, or 17.0%, recreational vehicle loans of $1.4 million, or 4.8%, and commercial business loans of $1.1 million, or 9.0%.

Net deferred fees increased $95,000, or 0.6%, during the six months ended June 30, 2022, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of residential mortgage, automobile, manufactured home, and recreational vehicle loans. During the six months ended June 30, 2022, we purchased $10.2 million of residential mortgage loans, $5.2 million of automobile loans, $4.7 million of manufactured home loans, and $866,000 of recreational vehicle loans.

Pension Plan Assets.  Pension plan assets increased $834,000, or 7.5%, to $11.9 million at June 30, 2022 from $11.1 million at December 31, 2021. The increase resulted from estimated returns on pension assets of $998,000 and employer contributions of $328,000, partially offset by estimated benefits paid of $232,000 and interest costs of $260,000.

Deposits.  Deposits decreased $495,000, or 0.2%, to $311.6 million at June 30, 2022 from $312.0 million at December 31, 2021.  Noninterest-bearing deposits decreased $256,000, or 0.4%, to $57.3 million at June 30, 2022 from $57.5 million at December 31, 2021. Interest-bearing accounts decreased $239,000, or 0.1%, to $254.3 million at June 30, 2022 from $254.5 million at December 31, 2021.  The largest decrease in interest-bearing deposits was in certificates of deposit which decreased $2.6 million, or 3.5%, to $73.1 million at June 30, 2022 from $75.7 million at December 31, 2021 due to an increase in non-renewal of accounts at maturity. Interest-bearing checking accounts decreased $364,000, or 1.0%, to $36.8 million at June 30, 2022 from $37.2 million at December 31, 2021. Savings accounts increased $1.5 million, or 1.3%, to $111.7 million at June 30, 2022 from $110.3 million at December 31, 2021. Additionally, money market accounts increased $1.3 million, or 4.0%, to $32.6 million at June 30, 2022 from $31.3 million at December 31, 2021.

Municipal deposits held at Generations Commercial Bank decreased $678,000, or 10.8%, to $5.6 million at June 30, 2022 from $6.3 million at December 31, 2021.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.5 million, or 19.9%, to $14.2 million at June 30, 2022 from $17.8 million at December 31, 2021 as a result of repayments.

Total Equity. Total equity decreased $4.5 million, or 10.2%, to $39.0 million at June 30, 2022 from $43.5 million at December 31, 2021.  The decrease was primarily due to an increase in accumulated other comprehensive loss of $4.3 million as a result of a decrease in the fair market value of our investment securities available-for-sale and a decrease of $940,000 due to stock repurchases, offset in part by net income of $741,000 during the six months ended June 30, 2022.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General.  Net income for the three months ended June 30, 2022 was $345,000 as compared to $369,000 for the three months ended June 30, 2021, a decrease of $24,000, or 6.5%.  The decrease was due to a $107,000 decrease in net interest income, a $153,000 decrease in noninterest income, and a $15,000 increase in provision for loan losses, partially offset by a $239,000 decrease in noninterest expense and a $12,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $193,000, or 5.7%, to $3.2 million for the three months ended June 30, 2022 from $3.4 million for the three months ended June 30, 2021.  This decrease was primarily attributable to a $239,000 decrease in interest on loans receivable, partially offset by an increase in interest on interest-earning deposits of $35,000 and a net increase of $21,000 in interest on investment securities.  The average balance of loans decreased $9.9 million, or 3.5%, to $274.7 million for the three months ended June 30, 2022 from $284.5 million for the three months ended June 30, 2021.  The average yield on loans decreased 19 basis points to 4.18% for the 2022 period from 4.37% for the 2021 period, reflecting a decrease in higher yielding loans period over period.  The average balance of investment securities decreased $241,000, or 0.7%, to $36.6 million for the three months ended June 30, 2022 from $36.8 million for the three months ended June 30, 2021. The average yield on investment securities increased 24 basis points to 2.73% for the 2022 period from 2.49% for the 2021 period due to purchases of $23.6 million in higher yielding corporate bonds throughout 2021.

Interest Expense.  Total interest expense decreased $86,000, or 19.9%, to $347,000 for the three months ended June 30, 2022 from $433,000 for the three months ended June 30, 2021.  Interest expense on total interest-bearing deposits decreased $43,000, or 13.4%, to $279,000 for the three months ended June 30, 2022 from $322,000 for the three months ended June 30, 2021.  The decrease was primarily attributable to a decrease of $6.1 million, or 7.5%, in the average balance of certificates of deposit to $75.5 million for the three months ended June 30, 2022 from $81.6 million for the three months ended June 30, 2021, in addition to a decrease in the average cost of 21 basis points to 0.63% for the three months ended June 30, 2022 from 0.84% for the same period in 2021.  Interest expense on borrowings decreased $43,000, or 38.7%, to $68,000 for the three months ended June 30, 2022 from $111,000 for the three months ended June 30, 2021, due to a four basis points decrease in average borrowing costs to 1.83% for the three months ended June 30, 2022 from 1.87% for the three months ended June 30, 2021, as a result of a decrease in the average balance of borrowings of $8.9 million, or 37.4%, to $14.8 million for the three months ended June 30, 2022 from $23.7 million for the three months ended June 30, 2021.

Net Interest Income.  Net interest income decreased $107,000, or 3.7%, to $2.8 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021.  Our net interest rate spread decreased three basis points to 3.34% for the three months ended June 30, 2022 from 3.37% for the three months ended June 31, 2021.  Our net interest margin decreased four basis points to 3.41% for the three months ended June 30, 2022 from 3.45% for the same period in 2021.  Net interest rate spread and net interest margin were affected primarily by the decrease in yield on interest-earning assets between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $150,000 for the three months ended June 30, 2022 as compared to a provision for loan losses of $135,000 for the three months ended June 30, 2021.  The allowance for loan losses was $2.2 million, or 0.82%, of total loans at June 30, 2022 as compared to $1.8 million, or 0.70%, of total loans at December 31, 2021. The increase in provision for loan losses for the 2022 period was primarily due to increases in reserves allocated to one- to four-family and nonresidential real estate loans as well as recreational vehicle loans as a result of higher economic reserve factors applied due to the current economic outlook and resultant increases in delinquent and substandard loans.

Noninterest Income.  Noninterest income decreased $153,000, or 21.3%, to $567,000 for the three months ended June 30, 2022 from $720,000 for the three months ended June 30, 2021.  The decrease was primarily due to decreases in insurance commissions, change in fair value on equity securities, and other charges, commissions, and fees, partially offset by an increase in banking fees and service charges.  Insurance commissions decreased $100,000, or 49.8%, to $101,000 for the three months ended June 30, 2022 from $201,000 for the three months ended June 30, 2021 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Change in fair value on equity securities decreased $57,000, or 316.7%, to a loss of $39,000 for the three months ended June 30, 2022 from a gain of $18,000 for the three months ended June 30, 2021 due to a decrease in the fair market value of our equity securities. Other charges, commissions, and fees decreased $31,000, or 45.6%, to $37,000 for the three months ended June 30, 2022 from $68,000 for the three months ended June 30, 2021 primarily due to a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021. Banking fees and service charges increased $29,000, or 7.3%, to $427,000 for the three months ended June 30, 2022 from $398,000 for the three months ended June 30, 2021 primarily due to the collection of a commercial loan prepayment penalty.

Noninterest Expense.  Noninterest expense decreased $239,000, or 7.8%, to $2.8 million for the three months ended June 30, 2022 from $3.1 million for the three months ended June 30, 2021 due to decreases compensation and benefits, regulatory assessments, and other expenses, partially offset by an increase in professional and other services.  Compensation and benefits decreased $179,000, or 13.3%, to $1.2 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021 primarily due to the Management Agreement with Northwoods and an increase in pension expense benefit. Regulatory assessments decreased $53,000, or 45.7%, to $63,000 for the three months ended June 30, 2022 from $116,000 for the three months ended June 30, 2021 due to lower deposit insurance costs. Other expenses decreased $44,000, or 13.9%, to $273,000 for the three months ended June 30, 2022 from $317,000 for the three months ended June 30, 2021 primarily due to a $71,000 decrease in directors’ fees related to changes in the market price of Generations Bancorp’s stock held in the directors retirement plan for the three months ended June 30, 2022 as compared to the same period in 2021. Professional and other services increased $48,000, or 33.3%, to $192,000 for the three months ended June 30, 2022 from $144,000 for the three months ended June 30, 2021 due to increases in legal and consulting fees.

Income Taxes.  Income tax expense decreased $12,000, or 15.2%, to $67,000 for the three months ended June 30, 2022 as compared to income tax expense of $79,000 for the three months ended June 30, 2021. The effective tax rate was 16.3% for the three months ended June 30, 2022 as compared to 17.6% for the three months ended June 30, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General.  Net income for the six months ended June 30, 2022 was $741,000 as compared to $722,000 for the six months ended June 30, 2021, an increase of $19,000, or 2.6%.  The increase was due to a $237,000 decrease in noninterest expense and a $16,000 decrease in income tax expense, partially offset by a $149,000 decrease in noninterest income, a $55,000 decrease in net interest income, and a $30,000 increase in provision for loan losses.

Interest and Dividend Income.  Interest and dividend income decreased $265,000, or 4.0%, to $6.4 million for the six months ended June 30, 2022 from $6.7 million for the six months ended June 30, 2021.  This decrease was primarily attributable to a $398,000 decrease in interest on loans receivable, partially offset by a net increase of $110,000 in interest on investment securities.  The average balance of loans decreased $7.7 million, or 2.7%, to $275.7 million for the six months ended June 30, 2022 from $283.5 million for the six months ended June 30, 2021.  The average yield on loans decreased 17 basis points to 4.22% for the 2022 period from 4.39% for the 2021 period, reflecting a decrease in higher yielding loans period over period.  The average balance of investment securities increased $5.7 million, or 17.8%, to $37.9 million for the six months ended June 30, 2022 from $32.2 million for the six months ended June 30, 2021. The average yield on investment securities increased 19 basis points to 2.77% for the 2022 period from 2.58% for the 2021 period due to purchases of $23.6 million in higher yielding corporate bonds throughout 2021.

Interest Expense.  Total interest expense decreased $210,000, or 23.1%, to $701,000 for the six months ended June 30, 2022 from $911,000 for the six months ended June 30, 2021.  Interest expense on total interest-bearing deposits decreased $113,000, or 16.9%, to $556,000 for the six months ended June 30, 2022 from $669,000 for the six months ended June 30, 2021.  The decrease was primarily attributable to a decrease of $6.1 million, or 7.4%, in the average balance of certificates of deposit to $76.3 million for the six months ended June 30, 2022 from $82.4 million for the six months ended June 30, 2021, in addition to a decrease in the average cost of 28 basis points to 0.63% for the six months ended June 30, 2022 from 0.91% for the same period in 2021.  Interest expense on borrowings decreased $97,000, or 40.1%, to $145,000 for the six months ended June 30, 2022 from $242,000 for the six months ended June 30, 2021, due to a nine basis points decrease in average borrowing costs to 1.85% for the six months ended June 30, 2022 from 1.94% for the six months ended June 30, 2021, as a result of a decrease in the average balance of borrowings of $9.2 million, or 37.0%, to $15.7 million for the six months ended June 30, 2022 from $24.9 million for the six months ended June 30, 2021.

Net Interest Income.  Net interest income decreased $55,000, or 1.0%, to $5.7 million for the six months ended June 30, 2022 from $5.8 million for the six months ended June 30, 2021.  Our net interest rate spread remained unchanged at 3.36% for the six months ended June 30, 2022 and 2021.  Our net interest margin remained unchanged at 3.43% for the six months ended June 30, 2022 and 2021.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $300,000 for the six months ended June 30, 2022 as compared to a provision for loan losses of $270,000 for the six months ended June 30, 2021.  The allowance for loan losses was $2.2 million, or 0.82%, of total loans at June 30, 2022 as compared to $1.8 million, or 0.70%, of total loans at December 31, 2021. The increase in provision for loan losses for the 2022 period was primarily due to increases in reserves allocated to one- to four-family and nonresidential real estate loans as well as recreational vehicle loans as a result of higher economic reserve factors applied due to the current economic outlook and resultant increases in delinquent and substandard loans.

Noninterest Income.  Noninterest income decreased $149,000, or 11.2%, to $1.2 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021.  The decrease was primarily due to decreases in insurance commissions, change in fair value on equity securities, and other charges, commissions, and fees, partially offset by an increase in banking fees and service charges.  Insurance commissions decreased $77,000, or 20.5%, to $298,000 for the six months ended June 30, 2022 from $375,000 for the six months ended June 30, 2021 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Change in fair value on equity securities decreased $54,000, or 1,800.0%, to a loss of $51,000 for the six months ended June 30, 2022 from a gain of $3,000 for the six months ended June 30, 2021 due to a decrease in the fair market value of our equity securities. Other charges, commissions, and fees decreased $45,000, or 44.1%, to $57,000 for the six months ended June 30, 2022 from $102,000 for the six months ended June 30, 2021 primarily due to a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021. Banking fees and service charges increased $30,000, or 3.9%, to $802,000 for the six months ended June 30, 2022 from $772,000 for the six months ended June 30, 2021 primarily due to the collection of a commercial loan prepayment penalty.

Noninterest Expense.  Noninterest expense decreased $237,000, or 4.0%, to $5.7 million for the six months ended June 30, 2022 from $6.0 million for the six months ended June 30, 2021 due to decreases in compensation and benefits and regulatory assessments, partially offset by an increase in professional and other services.  Compensation and benefits decreased $203,000, or 7.8%, to $2.4 million for the six months ended June 30, 2022 from $2.6 million for the six months ended June 30, 2021 primarily due to the Management Agreement with Northwoods and an increase in pension expense benefit. Regulatory assessments decreased $85,000, or 40.3%, to $126,000 for the six months ended June 30, 2022 from $211,000 for the six months ended June 30, 2021 due to lower deposit insurance costs. Professional and other services increased $99,000, or 35.0%, to $382,000 for the six months ended June 30, 2022 from $283,000 for the six months ended June 30, 2021 due to increases in legal and consulting fees.

Income Taxes.  Income tax expense decreased $16,000, or 10.1%, to $142,000 for the six months ended June 30, 2022 as compared to income tax expense of $158,000 for the six months ended June 30, 2021. The effective tax rate was 16.1% for the six months ended June 30, 2022 as compared to 18.0% for the six months ended June 30, 2021.

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $485,000 and $347,000 for the three months ended June 30, 2022 and 2021, respectively.  Net deferred loan costs amortized totaled approximately $969,000 and $$694,000 for the six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,
	2022			2021
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$274,699	$2,868	4.18%	$284,549	$3,107	4.37%
Securities	36,580	250	2.73	36,821	229	2.49
Interest-earning deposits	18,845	38	0.81	16,629	3	0.07
Other	1,250	13	4.16	1,768	23	5.20
Total interest-earning assets	331,374	3,169	3.83	339,767	3,362	3.96
Non-interest-earning assets	41,905			41,772
Total assets	$373,279			$381,539

Interest-bearing liabilities:
Demand deposits	$47,503	$15	0.13%	$49,540	$14	0.11%
Money market accounts	32,128	28	0.35	29,933	26	0.35
Savings accounts	112,863	117	0.41	109,131	111	0.41
Certificates of deposit	75,459	119	0.63	81,596	171	0.84
Total interest-bearing deposits	267,953	279	0.42	270,200	322	0.48
Borrowings	14,846	68	1.83	23,727	111	1.87
Total interest-bearing liabilities	282,799	347	0.49	293,927	433	0.59
Other non-interest bearing liabilities	49,244			45,353
Total liabilities	332,043			339,280
Equity	41,236			42,259
Total liabilities and equity	$373,279			$381,539

Net interest income		$2,822			$2,929
Interest rate spread			3.34%			3.37%
Net interest-earning assets	$48,575			$45,840
Net interest margin			3.41%			3.45%
Average interest-earning assets to average
to interest-bearing liabilities	117.18%			115.6%

	Six Months Ended June 30,
	2022			2021
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$275,749	$5,818	4.22%	$283,492	$6,216	4.39%
Securities	37,890	524	2.77%	32,153	414	2.58%
Interest-earning deposits	18,119	54	0.60%	18,699	7	0.07%
Other	1,317	22	3.34%	1,841	46	5.00%
Total interest-earning assets	333,075	6,418	3.85%	336,185	6,683	3.98%
Non-interest-earning assets	41,728			41,889
Total assets	$374,803			$378,074

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$47,708	29	0.12%	$48,307	27	0.11%
Money market accounts	32,067	56	0.35%	28,781	50	0.35%
Savings accounts	112,517	232	0.41%	108,077	218	0.40%
Certificates of deposit	76,268	239	0.63%	82,363	374	0.91%
Total interest-bearing deposits	268,560	556	0.41%	267,528	669	0.50%
Borrowings	15,707	145	1.85%	24,913	242	1.94%
Total interest-bearing liabilities	284,267	701	0.49%	292,441	911	0.62%
Other non-interest bearing liabilities	48,419			45,717
Total liabilities	332,686			338,158
Equity	42,117			39,916
Total liabilities and equity	$374,803			$378,074

Net interest income		$5,717			$5,772
Interest rate spread			3.36%			3.36%
Net interest-earning assets	$48,808			$43,744
Net interest margin			3.43%			3.43%
Average interest-earning assets to average
to interest-bearing liabilities	117.17%			114.96%

Loan and Asset Quality and Allowance for Loan Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At June 30,	At December 31,
(In thousands)	2022	2021

Non-accrual loans:
Residential:
One- to four-family	$2,305	$2,577
Commercial:
Real estate - nonresidential	416	416
Commercial business	118	161
Consumer:
Home equity and junior liens	82	66
Manufactured homes	115	—
Automobile	79	44
Student	94	—
Recreational vehicle	71	—
Total non-accrual loans	$3,280	$3,264

Real estate owned:
Residential:
One- to four-family	$69	$27
Total real estate owned	$69	$27

Total non-performing assets	$3,349	$3,291

Ratios:
Total non-performing loans to total loans	1.23%	1.23%
Total non-performing loans to total assets	0.89%	0.86%
Total non-performing assets to total assets	0.91%	0.87%

Non-performing assets include non-accrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At June 30, 2022 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.3 million at June 30, 2022 and December 31, 2021. At June 30, 2022, the Bank had 36 non-performing one- to four-family residential mortgage loans for $2.3 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $118,000, four home equity loans and lines of credit for $82,000, one non-performing manufactured home loan for $115,000, five non-performing automobile loans for $79,000, seven non-performing student loans for $94,000, and two non-performing recreational vehicle loans for $71,000. At December 31, 2021, the Bank had 38 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $161,000, six home equity loans and lines of credit for $66,000, and three non-performing automobile loans for $44,000. The Bank had $69,000 in real estate owned at June 30, 2022 and $27,000 in real estate owned at December 31, 2021.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for loan losses was $2.2 million at June 30, 2022 and $1.8 million at December 31, 2021. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.82% at June 30, 2022 as compared to 0.70% at December 31, 2021. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2022.

At June 30, 2022, the Company had one one- to four-family loan for $72,000 which was deemed to be impaired and had one commercial business loan for $55,000 and one one- to four-family residential loan for $224,000 which were deemed to be impaired at December 31, 2021.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $10.4 million as of June 30, 2022 as compared to $11.1 million at December 31, 2021. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The decrease of $763,000 was primarily driven by the payoff of a commercial loan relationship in the second quarter of 2022 that was classified as special mention. Based on current information available at June 30, 2022, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2022, the Bank had $14.2 million outstanding in advances from the FHLB and had the ability to borrow approximately $33.3 million based on our collateral capacity. At June 30, 2022, the Bank had an additional $15.5 million in lines of credit available with other financial institutions.  No advances received can exceed 50% of the Bank’s capital. At June 30, 2022 and December 31, 2021, there were no outstanding advances on these lines.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2022 and $2.2 million for the six months ended June 30, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $4.5 million for the six months ended June 30, 2022 and $19.9 million for the six months ended June 30, 2021. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $5.0 million for the six months ended June 30, 2022 and net cash provided by financing activities was $6.2 million for the six months ended June 30, 2021.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid a dividend of $1.3 million to Generations Bancorp during the six months ended June 30, 2022. There was no dividend paid for the year ended December 31, 2021.  At June 30, 2022, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.4 million.

At June 30, 2022 and December 31, 2021, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 8 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2022.

			(c) Total
			Number of	(d)
			Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	(a) Total		Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
April 1 - April 30, 2022	—	$—	—	83,300
May 1 - May 31, 2022	56,002	$11.62	56,002	27,298
June 1 - June 30, 2022	24,478	$11.61	24,478	2,820
Total	80,480	$11.62	80,480

(1)	The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

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

GENERATIONS BANCORP NY, INC.

Date: August 5, 2022	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: August 5, 2022	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer