Form 10-Q
period 2022-09-30
Generations Bancorp NY, Inc.
filed 2022-11-04
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

2,364,979 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 3, 2022.

Index

Page
PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Statements of Financial Condition – September 30, 2022 (Unaudited) and December 31, 2021	1

Condensed Consolidated Statements of Income – Three-month and Nine-month Periods Ended September 30, 2022 and 2021 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Income (Loss) – Three-month and Nine-month Periods Ended September 30, 2022 and 2021 (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three-month and Nine-month Periods Ended September 30, 2022 and 2021 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2022 and 2021 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION	59

Item 1. Legal Proceedings	59

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults Upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	61

Signatures	62

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At September 30,	At December 31,
(In thousands, except share data)	2022	2021
	(Unaudited)
ASSETS:
Cash and due from banks	$3,426	$4,051
Interest earning deposits	3,972	16,946
Total cash and cash equivalents	7,398	20,997
Interest earning time deposits in banks	650	650
Investment securities available-for-sale, at fair value	31,628	36,975
Investment securities held-to-maturity (fair value 2022-$945, 2021-$1,150)	971	1,128
Equity investment securities, at fair value	283	350
Federal Home Loan Bank stock, at cost	1,646	1,450
Loans	293,977	279,961
Less: Allowance for loan losses	(2,326)	(1,841)
Loans receivable, net	291,651	278,120
Premises and equipment, net	14,860	15,345
Bank-owned life insurance	7,438	7,890
Pension plan asset	12,193	11,107
Foreclosed real estate & repossessed assets	69	27
Goodwill	792	792
Intangible assets, net	735	783
Accrued interest receivable	1,216	1,249
Other assets	2,082	2,086
Total assets	$373,612	$378,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$57,680	$57,540
Interest-bearing	250,628	254,509
Total deposits	308,308	312,049
Short-term borrowings	13,600	—
Long-term borrowings	10,496	17,760
Advances from borrowers for taxes and insurance	1,600	2,443
Other liabilities	1,955	3,218
Total liabilities	335,959	335,470
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2022 and 2021; 2,369,918 shares issued and outstanding in 2022; and 2,458,261 shares issued and outstanding in 2021	24	26
Additional paid in capital	23,160	24,494
Retained earnings	22,488	21,669
Accumulated other comprehensive loss	(6,265)	(966)
Stock held in rabbi trust	(698)	(654)
Unearned ESOP shares, at cost	(1,056)	(1,090)
Total shareholders' equity	37,653	43,479
Total liabilities and shareholders' equity	$373,612	$378,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021

Interest and dividend income:
Loans, including fees	$3,009	$3,247	$8,827	$9,463
Debt and equity securities:
Taxable	157	156	458	369
Tax-exempt	113	99	336	300
Interest-earning deposits	19	8	73	15
Other	16	21	38	67
Total interest income	3,314	3,531	9,732	10,214
Interest expense:
Deposits	304	300	860	969
Short-term borrowings	24	—	24	—
Long-term borrowings	55	96	200	329
Subordinated debt	—	—	—	9
Total interest expense	383	396	1,084	1,307
Net interest income	2,931	3,135	8,648	8,907
Provision for loan losses	181	135	481	405
Net interest income after provision for loan losses	2,750	3,000	8,167	8,502
Noninterest income:
Banking fees and service charges	386	400	1,188	1,172
Mortgage banking income, net	13	16	37	39
Insurance commissions	77	172	375	547
Earnings on bank-owned life insurance	6	27	59	86
Change in fair value on equity securities	(16)	(1)	(67)	2
Net gain on sale of securities	—	13	—	11
Other charges, commissions & fees	24	44	81	146
Total noninterest income	490	671	1,673	2,003
Noninterest expense:
Compensation and benefits	1,245	1,341	3,643	3,942
Occupancy and equipment	510	513	1,494	1,564
Impairment of long-lived assets	—	300	—	300
Service charges	526	537	1,563	1,547
Regulatory assessments	30	106	156	317
Professional and other services	162	171	544	454
Advertising	107	108	321	325
Other expenses	294	389	870	970
Total noninterest expenses	2,874	3,465	8,591	9,419
Income before income tax expense	366	206	1,249	1,086
Income tax expense	66	33	208	191
Net income	300	173	1,041	895
Net income available to common shareholders	$300	$173	$1,041	$895
Basic and diluted earnings per common share	$0.13	$0.07	$0.45	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net income	$300	$173	$1,041	$895
Other comprehensive loss, before tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period	(1,317)	(349)	(6,707)	(150)
Reclassification adjustment for net gains included in net income	—	(13)	—	(11)
Net unrealized losses on securities available-for-sale	(1,317)	(362)	(6,707)	(161)
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	—	28	—	85
Net change in defined benefit pension plan asset	—	28	—	85
Other comprehensive loss, before tax	(1,317)	(334)	(6,707)	(76)
Tax effect	276	70	1,408	16
Other comprehensive loss, net of tax	(1,041)	(264)	(5,299)	(60)
Total comprehensive (loss) income	$(741)	$(91)	$(4,258)	$835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$—	$(698)	$(1,067)	$39,028
Net income	—	—	300	—	—	—	—	300
Other comprehensive loss	—	—	—	(1,041)	—	—	—	(1,041)
Effect of stock repurchase plan	(1)	(609)	(88)	—	—	—	—	(698)
Stock-based compensation	—	52	—	—	—	—	—	52
ESOP shares committed to be released	—	1	—	—	—	—	11	12
Balance, September 30, 2022	$24	$23,160	$22,488	$(6,265)	$—	$(698)	$(1,056)	$37,653

Balance, June 30, 2021	$26	$24,491	$20,978	$(1,211)	$—	$(627)	$(1,112)	$42,545
Net income	—	—	173	—	—	—	—	173
Other comprehensive loss	—	—	—	(264)	—	—	—	(264)
ESOP shares committed to be released	—	1	—	—	—	—	11	12
Balance, September 30, 2021	$26	$24,492	$21,151	$(1,475)	$—	$(627)	$(1,101)	$42,466

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479
Net income	—	—	1,041	—	—	—	—	1,041
Other comprehensive loss	—	—	—	(5,299)	—	—	—	(5,299)
Effect of stock repurchase plan	(2)	(1,414)	(222)	—	—	—	—	(1,638)
Stock-based compensation	—	75	—	—	—	—	—	75
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	5	—	—	—	—	34	39
Balance, September 30, 2022	$24	$23,160	$22,488	$(6,265)	$—	$(698)	$(1,056)	$37,653

Balance, December 31, 2020	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886
Net income	—	—	895	—	—	—	—	895
Proceeds from issuance of 1,477,575 shares of common stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive loss	—	—	—	(60)	—	—	—	(60)
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(337)	—	(337)
ESOP shares committed to be released	—	1	—	—	—	—	34	35
Balance, September 30, 2021	$26	$24,492	$21,151	$(1,475)	$—	$(627)	$(1,101)	$42,466

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$1,041	$895
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	481	405
Deferred income tax expense (benefit)	(1,011)	239
Realized gains on sales of:
Available-for-sale investment securities	—	(11)
Change in fair value on equity securities	67	(2)
Impairment of long-lived asset	—	300
Depreciation	704	784
Amortization of intangible asset	48	48
Amortization of fair value adjustment to purchased loan portfolio	(52)	(52)
ESOP expense	39	35
Stock-based compensation	75	—
Amortization of deferred loan costs	79	69
Earnings on bank-owned life insurance	(59)	(86)
Decrease in bank-owned life insurance premium	511	—
Change in pension plan assets	(1,086)	(976)
Net amortization of premiums and discounts on investment securities	209	226
Net change in accrued interest receivable	33	(126)
Net change in other assets and liabilities	317	(317)
Net cash provided by operating activities	1,396	1,431
INVESTING ACTIVITIES
Purchase of equity investment securities	—	(1)
Purchase of investment securities available-for-sale	(2,767)	(25,293)
Net proceeds from the (purchase of) redemption of Federal Home Loan Bank stock	(196)	430
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	1,202	2,961
Held-to-maturity investment securities	153	290
Proceeds from sale of:
Available-for-sale investment securities	—	3,041
Real estate and repossessed assets acquired	27	56
Premises and equipment	—	79
Net change in loans	(14,108)	(2,268)
Purchase of premises and equipment	(219)	(375)
Net cash used in investing activities	(15,908)	(21,080)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(2,531)	4,843
Net change in time deposits	(1,210)	(2,881)
Net change in short-term borrowings	13,600	—
Payments on long-term borrowings	(7,264)	(7,770)
Repayment from subordinated debt offering	—	(1,235)
Purchase of common stock for directors retirement plan	(13)	—
Purchase of common stock of SERP	(31)	—
Net proceeds from stock offering and conversion	—	13,151
Effect of stock repurchase plan	(1,638)	—
Purchase of common stock for ESOP	—	(1,104)
Net cash provided by financing activities	913	5,004
Net change in cash and cash equivalents	(13,599)	(14,645)
Cash and cash equivalents at beginning of period	20,997	26,830
Cash and cash equivalents at end of period	$7,398	$12,185
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$972	$1,302
Transfer of loans to foreclosed real estate and repossessed assets	69	67

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

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	Gains (Losses)	Defined	Other
Three Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)
Other comprehensive loss before reclassifications	(1,041)	—	(1,041)
Net current-period other comprehensive loss	(1,041)	—	(1,041)
Balance, September 30, 2022	$(5,084)	$(1,181)	$(6,265)

Balance, June 30, 2021	$882	$(2,093)	$(1,211)
Other comprehensive loss before reclassifications	(276)	—	(276)
Amounts reclassified from AOCI to the income statement	(11)	23	12
Net current-period other comprehensive income (loss)	(287)	23	(264)
Balance, September 30, 2021	$595	$(2,070)	$(1,475)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Nine Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(5,299)	—	(5,299)
Net current-period other comprehensive loss	(5,299)	—	(5,299)
Balance, September 30, 2022	$(5,084)	$(1,181)	$(6,265)

Balance, December 31, 2020	$723	$(2,138)	$(1,415)
Other comprehensive loss before reclassifications	(119)	—	(119)
Amounts reclassified from AOCI to the income statement	(9)	68	59
Net current-period other comprehensive income (loss)	(128)	68	(60)
Balance, September 30, 2021	$595	$(2,070)	$(1,475)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the
(In thousands)	2022	2021	2022	2021	Statement of Income

Available-for-sale securities:
Realized gain on sale of securities	$—	$(13)	$—	$(11)	Net gain on sale of securities
Tax effect	—	2	—	2	Income tax expense
	$—	$(11)	$—	$(9)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$28	$—	$85	Compensation and benefits
Tax effect	—	(5)	—	(17)	Income tax expense
	$—	$23	$—	$68	Net income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the three and nine months ended September 30, 2022. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$300	$173
Weighted-average common shares outstanding	2,299	2,348
Earnings per common share - basic and diluted	$0.13	$0.07

	Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$1,041	$895
Weighted-average common shares outstanding	2,327	2,352
Earnings per common share - basic and diluted	$0.45	$0.38

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$27	$—	$(1)	$26
Corporate bonds	21,085	1	(3,441)	17,645
State and political subdivisions	16,951	—	(2,994)	13,957
Total securities available-for-sale	$38,063	$1	$(6,436)	$31,628

Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$971	$1	$(27)	$945
Total securities held-to-maturity	$971	$1	$(27)	$945

Equity securities:
Large cap equity mutual fund	$35			$35
Other mutual funds	248			248
Total of equity securities	$283			$283

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At September 30, 2022
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$20	$(1)	$20	$(1)
Corporate bonds	13,136	(1,441)	3,422	(2,000)	16,558	(3,441)
State and political subdivisions	10,267	(2,114)	3,690	(880)	13,957	(2,994)
Total securities available-for-sale	$23,403	$(3,555)	$7,132	$(2,881)	$30,535	$(6,436)
Securities held-to-maturity:
Residential mortgage-backed - US agency and GSEs	$652	$(19)	$217	$(8)	$869	$(27)
Total securities held-to-maturity	$652	$(19)	$217	$(8)	$869	$(27)

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

Eighteen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of September 30, 2022.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $5,600 or less.

There are 116 bond issues held by the Bank that have an unrealized loss as of September 30, 2022.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are seven bonds issued by corporate entities that have an aggregate loss of $2.4 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of the amortized cost and estimated fair values of debt securities at September 30, 2022, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At September 30, 2022
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$432	$424	$—	$—
Due over one year through five years	3,156	2,940	—	—
Due over five through ten years	4,355	3,437	—	—
Due after ten years	30,093	24,801	—	—
	38,036	31,602	—	—
Residential mortgage-backed securities	27	26	971	945
Total	$38,063	$31,628	$971	$945

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three and nine months ended September 30, 2022. There were $13,000 in gross realized gains and no losses on sales and redemptions of available-for-sale securities for the three months ended September 30, 2021. There were $13,000 in gross realized gains and $2,000 in gross realized losses on sales and redemptions of available-for-sale securities for the nine months ended September 30, 2021. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $9,804,734 and $8,775,255 were pledged to collateralize certain deposit arrangements at September 30, 2022 and December 31, 2021 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At September 30,	At December 31,
(In thousands)	2022	2021

Originated Loans:
Residential mortgages:
One- to four-family	$120,195	$102,766
Construction	184	—
	120,379	102,766
Commercial loans:
Real estate - nonresidential	15,542	19,734
Multi-family	446	456
Commercial business	9,709	12,366
	25,697	32,556
Consumer:
Home equity and junior liens	10,653	8,840
Manufactured homes	49,887	47,717
Automobile	23,843	22,666
Student	1,921	2,096
Recreational vehicle	27,013	29,463
Other consumer	7,419	5,408
	120,736	116,190
Total originated loans	266,812	251,512
Net deferred loan costs	16,052	15,650
Less allowance for loan losses	(2,326)	(1,841)
Net originated loans	$280,538	$265,321

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30,	At December 31,
(In thousands)	2022	2021

Acquired Loans:
Residential mortgages:
One- to four-family	$9,038	$10,295
	9,038	10,295
Commercial loans:
Real estate - nonresidential	1,621	1,744
Commercial business	111	162
	1,732	1,906
Consumer:
Home equity and junior liens	581	861
Other consumer	52	84
	633	945
Total acquired loans	11,403	13,146
Net deferred loan costs	(55)	(60)
Fair value credit and yield adjustment	(235)	(287)
Net acquired loans	$11,113	$12,799

	At September 30,	At December 31,
(In thousands)	2022	2021

Total Loans:
Residential mortgages:
One- to four-family	$129,233	$113,061
Construction	184	—
	129,417	113,061
Commercial loans:
Real estate - nonresidential	17,163	21,478
Multi-family	446	456
Commercial business	9,820	12,528
	27,429	34,462
Consumer:
Home equity and junior liens	11,234	9,701
Manufactured homes	49,887	47,717
Automobile	23,843	22,666
Student	1,921	2,096
Recreational vehicle	27,013	29,463
Other consumer	7,471	5,492
	121,369	117,135
Total Loans	278,215	264,658
Net deferred loan costs	15,997	15,590
Fair value credit and yield adjustment	(235)	(287)
Less allowance for loan losses	(2,326)	(1,841)
Loans receivable, net	$291,651	$278,120

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company grants residential mortgage, commercial, and consumer loans to customers, principally located in the Finger Lakes Region of New York State and extending north to Orleans County. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in the Northeastern United States, are purchased regularly from a Connecticut based company. In 2019, the Company also began to purchase modular home loans originated throughout the United States, the seller of which then services the loans for the Company. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State. In 2022, the Company began to purchase one- to four-family, owner occupied residential real estate loans from a third-party originator. These loans are serviced by the Company and primarily located in Cayuga, Ontario, Orleans, and Seneca counties.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At September 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$116,608	$1,263	$2,324	$—	$120,195
Construction	184	—	—	—	184
	116,792	1,263	2,324	—	120,379
Commercial loans:
Real estate - nonresidential	13,131	1,995	416	—	15,542
Multi-family	446	—	—	—	446
Commercial business	6,441	3,106	162	—	9,709
	20,018	5,101	578	—	25,697
Consumer:
Home equity and junior liens	10,464	19	170	—	10,653
Manufactured homes	49,574	168	145	—	49,887
Automobile	23,704	107	32	—	23,843
Student	1,857	2	62	—	1,921
Recreational vehicle	26,844	169	—	—	27,013
Other consumer	7,342	77	—	—	7,419
	119,785	542	409	—	120,736
Total originated loans	$256,595	$6,906	$3,311	$—	$266,812

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$8,715	$82	$241	$—	$9,038
	8,715	82	241	—	9,038
Commercial loans:
Real estate - nonresidential	1,621	—	—	—	1,621
Commercial business	111	—	—	—	111
	1,732	—	—	—	1,732
Consumer:
Home equity and junior liens	546	—	35	—	581
Other consumer	52	—	—	—	52
	598	—	35	—	633
Total acquired loans	$11,045	$82	$276	$—	$11,403

	At September 30, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$125,323	$1,345	$2,565	$—	$129,233
Construction	184	—	—	—	184
	125,507	1,345	2,565	—	129,417
Commercial loans:
Real estate - nonresidential	14,752	1,995	416	—	17,163
Multi-family	446	—	—	—	446
Commercial business	6,552	3,106	162	—	9,820
	21,750	5,101	578	—	27,429
Consumer:
Home equity and junior liens	11,010	19	205	—	11,234
Manufactured homes	49,574	168	145	—	49,887
Automobile	23,704	107	32	—	23,843
Student	1,857	2	62	—	1,921
Recreational vehicle	26,844	169	—	—	27,013
Other consumer	7,394	77	—	—	7,471
	120,383	542	444	—	121,369
Total loans	$267,640	$6,988	$3,587	$—	$278,215

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At September 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,238	$692	$2,324	$6,254	$113,941	$120,195
Construction	—	—	—	—	184	184
	3,238	692	2,324	6,254	114,125	120,379
Commercial loans:
Real estate - nonresidential	—	—	416	416	15,126	15,542
Multi-family	—	—	—	—	446	446
Commercial business	143	—	163	306	9,403	9,709
	143	—	579	722	24,975	25,697
Consumer loans:
Home equity and junior liens	85	35	170	290	10,363	10,653
Manufactured homes	783	168	145	1,096	48,791	49,887
Automobile	267	107	32	406	23,437	23,843
Student	7	2	62	71	1,850	1,921
Recreational vehicle	916	169	—	1,085	25,928	27,013
Other consumer	103	77	—	180	7,239	7,419
	2,161	558	409	3,128	117,608	120,736
Total originated loans	$5,542	$1,250	$3,312	$10,104	$256,708	$266,812

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$177	$46	$241	$464	$8,574	$9,038
	177	46	241	464	8,574	9,038
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,621	1,621
Commercial business	—	—	—	—	111	111
	—	—	—	—	1,732	1,732
Consumer loans:
Home equity and junior liens	15	—	35	50	531	581
Other consumer	—	—	—	—	52	52
	15	—	35	50	583	633
Total acquired loans	$192	$46	$276	$514	$10,889	$11,403

	At September 30, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,415	$738	$2,565	$6,718	$122,515	$129,233
Construction	—	—	—	—	184	184
	3,415	738	2,565	6,718	122,699	129,417
Commercial loans:
Real estate - nonresidential	—	—	416	416	16,747	17,163
Multi-family	—	—	—	—	446	446
Commercial business	143	—	163	306	9,514	9,820
	143	—	579	722	26,707	27,429
Consumer loans:
Home equity and junior liens	100	35	205	340	10,894	11,234
Manufactured homes	783	168	145	1,096	48,791	49,887
Automobile	267	107	32	406	23,437	23,843
Student	7	2	62	71	1,850	1,921
Recreational vehicle	916	169	—	1,085	25,928	27,013
Other consumer	103	77	—	180	7,291	7,471
	2,176	558	444	3,178	118,191	121,369
Total loans	$5,734	$1,296	$3,588	$10,618	$267,597	$278,215

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,455	$825	$2,577	$6,857	$106,204	$113,061
	3,455	825	2,577	6,857	106,204	113,061
Commercial loans:
Real estate - nonresidential	389	—	416	805	20,673	21,478
Multi-family	—	—	—	—	456	456
Commercial business	27	8	161	196	12,332	12,528
	416	8	577	1,001	33,461	34,462
Consumer loans:
Home equity and junior liens	149	31	66	246	9,455	9,701
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,385	5,492
	2,014	781	110	2,905	114,230	117,135
Total loans	$5,885	$1,614	$3,264	$10,763	$253,895	$264,658

Non-accrual loans, segregated by class of loan, were as follows:

	At September 30,	At December 31,
(In thousands)	2022	2021

Residential mortgage loans:
One- to four-family	$2,565	$2,577
	2,565	2,577
Commercial loans:
Real estate - nonresidential	416	416
Commercial business	163	161
	579	577
Consumer loans:
Home equity and junior liens	205	66
Manufactured homes	145	—
Automobile	32	44
Student	62	—
	444	110
Total non-accrual loans	$3,588	$3,264

There were no loans past due more than ninety days and still accruing interest at September 30, 2022 and December 31, 2021.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Troubled Debt Restructuring

The Company is required to disclose certain activities related to Troubled Debt Restructuring (“TDR”) in accordance with accounting guidance. Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or is expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that the Company would not otherwise consider for a new loan with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

There were no loans that had been modified as a TDR during the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021.  There were seven loans that had been modified as a TDR during the nine months ended September 30, 2021.  During the nine months ended September 30, 2022 and 2021, there were no defaults on TDRs that were modified within the twelve months prior to the default date.  A default for these purposes is defined as a loan that reaches 90 days past due.

The table below details loans that have been modified as a troubled debt restructuring for the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2021
			Post-
		Pre-Modification	Modification	Current
		Outstanding	Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
One- to four-family residential mortgages	4	$336	$336	$—
Commercial business	3	46	46	—

The TDR loans that were modified during the nine months ended September 30, 2021 were paid off during the three months ended June 30, 2022.

At September 30 2022, there were seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. There was one TDR totaling $8,000 in non-accrual status due to delinquency greater than 90 days. All other TDR loans continue to accrue interest.

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

The following table summarizes impaired loans information by portfolio class:

	At September 30, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,565	$2,525	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	162	126	—
Home equity and junior liens	205	205	—

Total:
One- to four-family residential mortgages	2,565	2,525	—
Commercial real estate - nonresidential	416	516	—
Commercial business	162	126	—
Home equity and junior liens	205	205	—
	$3,348	$3,372	$—

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,352	$2,423	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	67	67	—

With an allowance recorded:
One- to four-family residential mortgages	224	224	7
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,576	2,647	7
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	67	67	—
	$3,187	$3,358	$19

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the average recorded investment in impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

One- to four-family residential mortgages	$2,567	$2,397	$2,579	$2,412
Commercial real estate - nonresidential	416	954	416	954
Commercial business	163	469	169	471
Home equity and junior liens	212	81	214	81
	$3,358	$3,901	$3,378	$3,918

The following table presents interest income recognized on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

One- to four-family residential mortgages	$8	$13	$46	$56
Commercial real estate - nonresidential	—	—	—	1
Commercial business	—	—	1	1
Home equity and junior liens	—	—	3	2
	$8	$13	$50	$60

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

6.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class are summarized as follows:

	Three Months Ended September 30, 2022
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$690	$—	$516	$2	$—	$240
Charge-offs	(1)	—	—	—	—	(2)
Recoveries	2	—	—	—	—	1
Provision (credit) for loan losses	37	1	(48)	—	—	(9)
Ending balance	$728	$1	$468	$2	$—	$230

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$49	$104	$126	$62	$347	$52	$—	$2,188
Charge-offs	(10)	—	(18)	(29)	—	(1)	—	(61)
Recoveries	—	—	12	1	—	2	—	18
Provision for loan losses	19	1	7	25	13	135	—	181
Ending balance	$58	$105	$127	$59	$360	$188	$—	$2,326

	Three Months Ended September 30, 2021
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$611	$—	$376	$2	$—	$563
Charge-offs	(40)	—	(2)	—	—	—
Recoveries	1	—	—	—	—	—
Provision (credit) for loan losses	180	—	51	1	—	(94)
Ending balance	$752	$—	$425	$3	$—	$469

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2021 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$46	$82	$143	$69	$—	$84	$—	$1,976
Charge-offs	—	—	(1)	—	—	(9)	—	(52)
Recoveries	—	—	9	1	—	1	—	12
Provision (credit) for loan losses	(17)	11	(6)	(2)	—	11	—	135
Ending balance	$29	$93	$145	$68	$—	$87	$—	$2,071

	Nine Months Ended September 30, 2022
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$688	$—	$630	$2	$—	$161
Charge-offs	(37)	—	—	—	—	(14)
Recoveries	18	—	—	—	—	1
Provision (credit) for loan losses	59	1	(162)	—	—	82
Ending balance	$728	$1	$468	$2	$—	$230
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$728	$1	$468	$2	$—	$230
Loans receivable:
Ending balance	$129,233	$184	$17,163	$446	$—	$9,820
Ending balance: individually evaluated for impairment	$2,565	$—	$416	$—	$—	$162
Ending balance: collectively evaluated for impairment	$126,668	$184	$16,747	$446	$—	$9,658

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Charge-offs	(10)	—	(58)	(29)	—	(1)	—	(149)
Recoveries	—	—	128	2	—	4	—	153
Provision (credit) for loan losses	29	3	(50)	22	360	137	—	481
Ending balance	$58	$105	$127	$59	$360	$188	$—	$2,326
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$58	$105	$127	$59	$360	$188	$—	$2,326
Loans receivable:
Ending balance	$11,234	$49,887	$23,843	$1,921	$27,013	$7,471	$—	$278,215
Ending balance: individually evaluated for impairment	$205	$—	$—	$—	$—	$—	$—	$3,348
Ending balance: collectively evaluated for impairment	$11,029	$49,887	$23,843	$1,921	$27,013	$7,471	$—	$274,867

	Nine Months Ended September 30, 2021
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$457	$—	$319	$26	$—	$617
Charge-offs	(117)	—	(53)	—	—	(17)
Recoveries	3	—	16	12	—	7
Provision (credit) for loan losses	409	—	143	(35)	—	(138)
Ending balance	$752	$—	$425	$3	$—	$469
Ending balance: related to loans individually evaluated for impairment	$14	$—	$—	$—	$—	$183
Ending balance: related to loans collectively evaluated for impairment	$738	$—	$425	$3	$—	$286
Loans receivable:
Ending balance	$116,182	$193	$22,226	$403	$—	$15,158
Ending balance: individually evaluated for impairment	$2,325	$—	$604	$—	$—	$469
Ending balance: collectively evaluated for impairment	$113,857	$193	$21,622	$403	$—	$14,689

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net periodic expenses recognized in income:
Service cost	$108	$115	$324	$344
Interest cost	102	105	307	315
Expected return on plan assets	(383)	(370)	(1,151)	(1,110)
Amortization of net losses	—	28	—	85
Net periodic pension benefit	$(173)	$(122)	$(520)	$(366)

Medina Savings and Loan Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net periodic expenses recognized in income:
Service cost	$9	$8	$25	$23
Interest cost	28	33	83	98
Expected return on plan assets	(116)	(116)	(346)	(348)
Net periodic pension benefit	$(79)	$(75)	$(238)	$(227)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three and nine months ended September 30, 2022 is as follows:

	Three Months Ended September 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

	Nine Months Ended September 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

There were no stock options granted for the three- and nine-month periods ended September 30, 2021.

The grants to senior management and directors vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $21,000 and $32,000 for the three and nine months ended September 30, 2022.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the period ended September 30, 2022. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $31,000 and $43,000 for the three and nine months ended September 30, 2022.

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022 and December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Common Equity Tier 1 Capital	$41,078	14.25%	$12,970	4.50%	$18,734	6.50%
Total Capital (to Risk-Weighted Assets)	$43,404	15.06%	$23,058	8.00%	$28,822	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,078	14.25%	$17,293	6.00%	$23,058	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,078	11.21%	$14,652	4.00%	$18,315	5.00%
As of December 31, 2021:
Common Equity Tier 1 Capital	$41,287	14.82%	$12,534	4.50%	$18,104	6.50%
Total Capital (to Risk-Weighted Assets)	$43,128	15.48%	$22,282	8.00%	$27,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,287	14.82%	$16,712	6.00%	$22,282	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,287	10.99%	$15,034	4.00%	$18,792	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2022 and December 31, 2021, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at September 30, 2022.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At September 30,	At December 31,
(In thousands)	2022	2021

Commitments to grant loans	$8,498	$3,524
Unfunded commitments under lines of credit	16,124	15,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2022 with fixed interest rates amounted to approximately $11.7 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2022 with variable interest rates amounted to approximately $12.9 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with fixed interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with variable interest rates amounted to approximately $15.3 million.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $8.9 million at September 30, 2022. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at September 30, 2022. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $91,000 at September 30, 2022. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the Medina Savings and Loan Association merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7, 2021.  Lease expense, since the merger, is included in occupancy expense and was $0 and $19,000 for the nine-month periods ended September 30, 2022 and 2021, respectively, and $19,000 for the year ending December 31, 2021.

There are no future minimum lease commitments at September 30, 2022.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Service charges on deposit accounts	$162	$149	$470	$415
Debit card interchange and surcharge income	186	208	568	651
Insurance commissions	77	172	375	547
Loan servicing fees	34	40	141	99
	$459	$569	$1,554	$1,712

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended September 30, 2022 and December 31, 2021.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at September 30, 2022 and December 31, 2021.

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At September 30, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$7,398	$7,398	$—	$—	$7,398
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	31,628	—	29,937	1,691	31,628
Securities held-to-maturity	971	—	945	—	945
Equity securities	283	283	—	—	283
Loans receivable, net	291,651	—	—	284,220	284,220
FHLB stock	1,646	—	1,646	—	1,646
Accrued interest receivable	1,216	1,216	—	—	1,216

Financial liabilities:
Deposits	$308,308	$96,818	$—	$203,730	$300,548
Long-term borrowings	10,496	—	14,953	—	14,953
Accrued interest payable	55	55	—	—	55

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$20,997	$20,997	$—	$—	$20,997
Interest-bearing time deposits in banks	650	—	650	—	650
Securities available-for-sale	36,975	—	33,965	3,010	36,975
Securities held-to-maturity	1,128	—	1,150	—	1,150
Equity securities	350	350	—	—	350
Loans receivable, net	278,120	—	—	281,502	281,502
FHLB stock	1,450	—	1,450	—	1,450
Accrued interest receivable	1,249	1,249	—	—	1,249

Financial liabilities:
Deposits	$312,049	$94,709	$—	$219,261	$313,970
Long-term borrowings	17,760	—	21,985	—	21,985
Accrued interest payable	35	35	—	—	35

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$26	$—	$26
Corporate bonds	—	17,645	—	17,645
Municipal bonds	—	12,266	1,691	13,957
Equity investment securities:
Large cap equity mutual fund	35	—	—	35
Other mutual funds	248	—	—	248
Total investment securities	$283	$29,937	$1,691	$31,911

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$33	$—	$33
Corporate bonds	—	18,043	—	18,043
Municipal bonds	—	15,889	3,010	18,899
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	305	—	—	305
Total investment securities	$350	$33,965	$3,010	$37,325

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2021	$3,010
Total losses realized/unrealized:
Included in other comprehensive loss	(207)
Purchases	85
Principal payments/maturities	(1,197)
Balance - September 30, 2022	$1,691

Investment
(In thousands)	Securities
Balance - December 31, 2020	$3,174
Total gains realized/unrealized:
Included in other comprehensive income	170
Purchases	826
Principal payments/maturities	(1,141)
Balance - September 30, 2021	$3,029

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	69	69

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$260	$260
Foreclosed real estate & repossessed assets	—	—	27	27

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

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

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended September 30,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,865	$—	$66	$2,931	$3,074	$—	$61	$3,135
Provision for loan losses	181	—	—	181	135	—	—	135
Net interest income after provision for loan losses	2,684	—	66	2,750	2,939	—	61	3,000
Total noninterest income	414	76	—	490	500	171	—	671
Compensation and benefits	(1,245)	—	—	(1,245)	(1,251)	(90)	—	(1,341)
Other noninterest expense	(1,606)	(2)	(21)	(1,629)	(2,048)	(44)	(32)	(2,124)
Income before income tax expense	247	74	45	366	140	37	29	206
Income tax expense	58	—	8	66	28	—	5	33
Net income	$189	$74	$37	$300	$112	$37	$24	$173

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$8,457	$—	$191	$8,648	$8,719	$—	$188	$8,907
Provision for loan losses	481	—	—	481	405	—	—	405
Net interest income after provision for loan losses	7,976	—	191	8,167	8,314	—	188	8,502
Total noninterest income	1,304	369	—	1,673	1,448	555	—	2,003
Compensation and benefits	(3,538)	(105)	—	(3,643)	(3,661)	(281)	—	(3,942)
Other noninterest expense	(4,852)	(35)	(61)	(4,948)	(5,273)	(110)	(94)	(5,477)
Income before income tax expense (benefit)	890	229	130	1,249	828	164	94	1,086
Income tax expense (benefit)	186	—	22	208	173	—	18	191
Net income	$704	$229	$108	$1,041	$655	$164	$76	$895

The following represents a reconciliation of the Company’s reported segment assets:

	At September 30,	At December 31,
(In thousands)	2022	2021

Total assets for reportable segments	$389,785	$395,225
Elimination of intercompany balances	(16,173)	(16,276)
Consolidated total assets	$373,612	$378,949

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ASU No. 2022-03

In June 2022, the FASB issued ASU No. 2022-03, to update guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities.  The updated guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value.  In addition, new disclosures are required about the nature of the restrictions and their remaining duration.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted.  The Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Subsequent Events

The Company has evaluated subsequent events through November 4, 2022, which is the date the consolidated financial statements were issued.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

The information for the three and nine months ended September 30, 2022 and 2021 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022 or any other period.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets decreased $5.3 million, or 1.4%, to $373.6 million at September 30, 2022 from $378.9 million at December 31, 2021.  The decrease resulted primarily from decreases in cash and cash equivalents of $13.6 million and investment securities available-for-sale of $5.3 million, partially offset by increases in net loans of $13.5 million and pension plan assets of $1.1 million.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $13.6 million, or 64.8%, to $7.4 million at September 30, 2022 from $21.0 million at December 31, 2021 as a result of increased loan originations along with a decrease in total deposits and repayments of our long-term FHLB advances.

Investment Securities Available-for-sale. Investment securities available-for-sale decreased $5.3 million, or 14.5%, to $31.6 million at September 30, 2022 from $37.0 million at December 31, 2021.  The decrease in investment securities available-for-sale was primarily attributable to a $6.7 million decrease in the fair market value and bond maturities and principal repayments of $1.2 million, partially offset by the purchase of $2.8 million of bonds.

Net Loans. Net loans increased $13.5 million, or 4.9%, to $291.7 million at September 30, 2022 from $278.1 million at December 31, 2021. The increase resulted from increases in one- to four-family residential real estate loans of $16.2 million, or 14.3%, manufactured home loans of $2.2 million, or 4.6%, other consumer loans of $2.0 million, or 36.0%, home equity and junior liens of $1.5 million, or 15.8%, and automobile loans of $1.2 million, or 5.2%, partially offset by decreases in nonresidential loans of $4.3 million, or 20.1%, commercial business loans of $2.7 million, or 21.6%, and recreational vehicle loans of $2.5 million, or 8.3%.

Net deferred fees increased $407,000, or 2.6%, during the nine months ended September 30, 2022, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of residential mortgage, automobile, manufactured home, and recreational vehicle loans. During the nine months ended September 30, 2022, we purchased $22.1 million of residential mortgage loans, $9.2 million of automobile loans, $6.5 million of manufactured home loans, and $1.8 million of recreational vehicle loans.

Pension Plan Assets.  Pension plan assets increased $1.1 million, or 9.8%, to $12.2 million at September 30, 2022 from $11.1 million at December 31, 2021. The increase resulted from estimated returns on pension assets of $1.5 million and employer contributions of $328,000, partially offset by estimated benefits paid of $349,000 and interest costs of $390,000.

Deposits.  Deposits decreased $3.7 million, or 1.2%, to $308.3 million at September 30, 2022 from $312.0 million at December 31, 2021. Interest-bearing accounts decreased $3.9 million, or 1.5%, to $250.6 million at September 30, 2022 from $254.5 million at December 31, 2021.  The largest decrease in interest-bearing deposits was in savings accounts which decreased $5.7 million, or 5.2%, to $104.6 million at September 30, 2022 from $110.3 million at December 31, 2021. Certificates of deposit decreased $1.2 million, or 1.6%, to $74.5 million at September 30, 2022 from $75.7 million at December 31, 2021 due to an increase in non-renewal of accounts at maturity. Conversely, interest-bearing checking accounts increased $3.0 million, or 8.0%, to $40.1 million at September 30, 2022 from $37.2 million at December 31, 2021. Money market accounts increased $51,000, or 0.2%, to $31.4 million at September 30, 2022 from $31.3 million at December 31, 2021. Noninterest-bearing deposits increased $140,000, or 0.2%, to $57.7 million at September 30, 2022 from $57.5 million at December 31, 2021.

Municipal deposits held at Generations Commercial Bank increased $1.7 million, or 26.3%, to $8.0 million at September 30, 2022 from $6.3 million at December 31, 2021.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances increased to $13.6 million at September 30, 2022 as a result of increased loan originations during the first nine months of 2022 along with a decrease in total deposits. Long-term Federal Home Loan Bank advances decreased $7.3 million, or 40.9%, to $10.5 million at September 30, 2022 from $17.8 million at December 31, 2021 as a result of repayments.

Total Equity. Total equity decreased $5.8 million, or 13.4%, to $37.7 million at September 30, 2022 from $43.5 million at December 31, 2021.  The decrease was primarily due to an increase in accumulated other comprehensive loss of $5.3 million as a result of a decrease in the fair market value of our investment securities available-for-sale and a decrease of $1.6 million due to stock repurchases, offset in part by net income of $1.0 million during the nine months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General.  Net income for the three months ended September 30, 2022 was $300,000 as compared to $173,000 for the three months ended September 30, 2021, an increase of $127,000, or 73.4%.  The increase was due to a $591,000 decrease in noninterest expense, partially offset by a $204,000 decrease in net interest income, a $181,000 decrease in noninterest income, a $46,000 increase in provision for loan losses, and a $33,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $217,000, or 6.2%, to $3.3 million for the three months ended September 30, 2022 from $3.5 million for the three months ended September 30, 2021.  This decrease was primarily attributable to a $238,000 decrease in interest on loans receivable, partially offset by an increase in interest on interest-earning deposits of $11,000 and a net increase of $15,000 in interest on investment securities.  The average balance of loans decreased $3.2 million, or 1.1%, to $286.1 million for the three months ended September 30, 2022 from $289.2 million for the three months ended September 30, 2021.  The average yield on loans decreased 28 basis points to 4.21% for the 2022 period from 4.49% for the 2021 period, reflecting a decrease in higher-yielding loans in addition to an increase in amortization of deferred loan costs period over period.  The average balance of investment securities decreased $3.4 million, or 9.0%, to $34.6 million for the three months ended September 30, 2022 from $38.0 million for the three months ended September 30, 2021. The average yield on investment securities increased 44 basis points to 3.12% for the 2022 period from 2.68% for the 2021 period due to purchases of $23.6 million in higher-yielding corporate bonds throughout 2021.

Interest Expense.  Total interest expense decreased $13,000, or 3.3%, to $383,000 for the three months ended September 30, 2022 from $396,000 for the three months ended September 30, 2021.  Interest expense on total interest-bearing deposits increased $4,000, or 1.3%, to $304,000 for the three months ended September 30, 2022 from $300,000 for the three months ended September 30, 2021.  The increase was primarily attributable to an increase of

$314,000, or 0.3%, in the average balance of savings accounts to $110.6 million for the three months ended September 30, 2022 from $110.3 million for the three months ended September 30, 2021, in addition to an increase in the average cost of one basis point to 0.42% for the three months ended September 30, 2022 from 0.41% for the same period in 2021.  Furthermore, the average balance of money market accounts increased $2.4 million, or 8.0%, to $32.1 million for the three months ended September 30, 2022 from $29.7 million for the three months ended September 30, 2021. Interest expense on borrowings decreased $17,000, or 17.7%, to $79,000 for the three months ended September 30, 2022 from $96,000 for the three months ended September 30, 2021, as a result of a decrease in the average balance of borrowings of $5.4 million, or 26.4%, to $15.2 million for the three months ended September 30, 2022 from $20.6 million for the three months ended September 30, 2021. Average borrowing costs increased 22 basis points to 2.08% for the three months ended September 30, 2022 from 1.86% for the three months ended September 30, 2021 due to rising interest rates.

Net Interest Income.  Net interest income decreased $204,000, or 6.5%, to $2.9 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021.  Our net interest rate spread decreased 13 basis points to 3.51% for the three months ended September 30, 2022 from 3.64% for the three months ended September 30, 2021.  Our net interest margin decreased 13 basis points to 3.59% for the three months ended September 30, 2022 from 3.72% for the same period in 2021.  Net interest rate spread and net interest margin were affected primarily by the decrease in yield on interest-earning assets between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $181,000 for the three months ended September 30, 2022 as compared to a provision for loan losses of $135,000 for the three months ended September 30, 2021.  The allowance for loan losses was $2.3 million, or 0.84%, of total loans at September 30, 2022 as compared to $1.8 million, or 0.70%, of total loans at December 31, 2021. The increase in provision for loan losses for the 2022 period was primarily due to increases in reserves allocated to other consumer loans as a result of growth in the portfolio in addition to recreational vehicle and student loans as a result of higher economic reserve factors applied due to the current economic outlook and resultant increases in delinquent and substandard loans.

Noninterest Income.  Noninterest income decreased $181,000, or 27.0%, to $490,000 for the three months ended September 30, 2022 from $671,000 for the three months ended September 30, 2021.  The decrease was primarily due to decreases in insurance commissions, earnings on bank-owned life insurance, other charges, commissions, and fees, and change in fair value on equity securities.  Insurance commissions decreased $95,000, or 55.2%, to $77,000 for the three months ended September 30, 2022 from $172,000 for the three months ended September 30, 2021 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Earnings on bank-owned life insurance decreased $21,000, or 77.8%, to $6,000 for the three months ended September 30, 2022 from $27,000 for the three months ended September 30, 2021 due to the recognition of a $14,000 loss associated with the death of a participant and the subsequent surrender of the insurance policy. Other charges, commissions, and fees decreased $20,000, or 45.5%, to $24,000 for the three months ended September 30, 2022 from $44,000 for the three months ended September 30, 2021 primarily due to a gain recognized on the sale of a fixed asset in 2021 in addition to a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021. Change in fair value on equity securities decreased $15,000, or 1,500.0%, to a loss of $16,000 for the three months ended September 30, 2022 from a loss of $1,000 for the three months ended September 30, 2021 due to a decrease in the fair market value of our equity securities.

Noninterest Expense.  Noninterest expense decreased $591,000, or 17.1%, to $2.9 million for the three months ended September 30, 2022 from $3.5 million for the three months ended September 30, 2021 due to decreases in impairment of long-lived assets, compensation and benefits, other expenses, and regulatory assessments. Impairment of long-lived assets decreased $300,000 due to the write down of a building in 2021. Compensation and benefits decreased $96,000, or 7.2%, to $1.2 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021 primarily due to the Management Agreement with Northwoods and an increase in pension expense benefit. Other expenses decreased $95,000, or 24.4%, to $294,000 for the three months ended September 30, 2022 from $389,000 for the three months ended September 30, 2021 primarily due to a $74,000 decrease in directors’ fees related to changes in the market price of Generations Bancorp’s stock held in the directors retirement plan for the three months ended September 30, 2022 as compared to the same period in 2021. Regulatory assessments decreased $76,000, or 71.7%, to $30,000 for the three months ended September 30, 2022 from $106,000 for the three months ended September 30, 2021 due to lower deposit insurance costs.

Income Taxes.  Income tax expense increased $33,000, or 100.0%, to $66,000 for the three months ended September 30, 2022 as compared to income tax expense of $33,000 for the three months ended September 30, 2021. The effective tax rate was 18.0% for the three months ended September 30, 2022 as compared to 16.0% for the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General.  Net income for the nine months ended September 30, 2022 was $1.0 million as compared to $895,000 for the nine months ended September 30, 2021, an increase of $146,000, or 16.3%.  The increase was due to an $828,000 decrease in noninterest expense, partially offset by a $259,000 decrease in net interest income, a $330,000 decrease in noninterest income, a $76,000 increase in provision for loan losses, and a $17,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $482,000, or 4.7%, to $9.7 million for the nine months ended September 30, 2022 from $10.2 million for the nine months ended September 30, 2021.  This decrease was primarily attributable to a $636,000 decrease in interest on loans receivable, partially offset by a net increase of $125,000 in interest on investment securities and an increase of $58,000 in interest-earning deposits.  The average balance of loans decreased $6.2 million, or 2.2%, to $279.2 million for the nine months ended September 30, 2022 from $285.4 million for the nine months ended September 30, 2021.  The average yield on loans decreased 20 basis points to 4.22% for the 2022 period from 4.42% for the 2021 period, reflecting a decrease in higher-yielding loans in addition to an increase in amortization of deferred loan costs period over period.  The average balance of investment securities increased $2.7 million, or 7.9%, to $36.8 million for the nine months ended September 30, 2022 from $34.1 million for the nine months ended September 30, 2021. The average yield on investment securities increased 26 basis points to 2.88% for the 2022 period from 2.62% for the 2021 period due to purchases of $23.6 million in higher-yielding corporate bonds throughout 2021.

Interest Expense.  Total interest expense decreased $223,000, or 17.1%, to $1.1 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021.  Interest expense on total interest-bearing deposits decreased $109,000, or 11.3%, to $860,000 for the nine months ended September 30, 2022 from $969,000 for the nine months ended September 30, 2021.  The decrease was primarily attributable to a decrease of $5.9 million, or 7.3%, in the average balance of certificates of deposit to $75.3 million for the nine months ended September 30, 2022 from $81.3 million for the nine months ended September 30, 2021, in addition to a decrease in the average cost of 18 basis points to 0.67% for the nine months ended September 30, 2022 from 0.85% for the same period in 2021.  Interest expense on borrowings decreased $114,000, or 33.7%, to $224,000 for the nine months ended September 30, 2022 from $338,000 for the nine months ended September 30, 2021 as a result of a decrease in the average balance of borrowings of $8.0 million, or 33.9%, to $15.5 million for the nine months ended September 30, 2022 from $23.5 million for the nine months ended September 30, 2021. Average borrowing costs remained unchanged at 1.92% for the nine months ended September 30, 2022 and 2021.

Net Interest Income.  Net interest income decreased $259,000, or 2.9%, to $8.6 million for the nine months ended September 30, 2022 from $8.9 million for the nine months ended September 30, 2021.  Our net interest rate spread decreased four basis points to 3.41% for the nine months ended September 30, 2022 as compared to 3.45% for the nine months ended September 30, 2021. Our net interest margin decreased five basis points to 3.48% for the nine months ended September 30, 2022 as compared to 3.53% for the nine months ended September 30, 2021. Net interest rate spread and net interest margin were affected primarily by the decrease in yield on interest-earning assets between the comparable periods.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 6 of our interim consolidated financial statements “Allowance for Loan Losses,” we recorded a provision for loan losses of $481,000 for the nine months ended September 30, 2022 as compared to a provision for loan losses of $405,000 for the nine months ended September 30, 2021.  The allowance for loan losses was $2.3 million, or 0.84%, of total loans at September 30, 2022 as compared to $1.8 million, or 0.70%, of total loans at December 31, 2021. The increase in provision for loan losses for the 2022 period was primarily due to increases in reserves allocated to other consumer loans as a result of growth in the portfolio in addition to recreational vehicle loans as a result of higher economic reserve factors applied due to the current economic outlook and resultant increases in delinquent and substandard loans.

Noninterest Income.  Noninterest income decreased $330,000, or 16.5%, to $1.7 million for the nine months ended September 30, 2022 from $2.0 million for the nine months ended September 30, 2021.  The decrease was primarily due to decreases in insurance commissions, change in fair value on equity securities, and other charges, commissions, and fees.  Insurance commissions decreased $172,000, or 31.4%, to $375,000 for the nine months ended September 30, 2022 from $547,000 for the nine months ended September 30, 2021 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Change in fair value on equity securities decreased $69,000, or 3,450.0%, to a loss of $67,000 for the nine months ended September 30, 2022 from a gain of $2,000 for the nine months ended September 30, 2021 due to a decrease in the fair market value of our equity securities. Other charges, commissions, and fees decreased $65,000, or 44.5%, to $81,000 for the nine months ended September 30, 2022 from $146,000 for the nine months ended September 30, 2021 primarily due to a gain recognized on the sale of a fixed asset in 2021 in addition a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021.

Noninterest Expense.  Noninterest expense decreased $828,000, or 8.8%, to $8.6 million for the nine months ended September 30, 2022 from $9.4 million for the nine months ended September 30, 2021 due to decreases in impairment of long-lived assets, compensation and benefits, regulatory assessments, and other expenses, partially offset by an increase in professional and other services. Impairment of long-lived assets decreased $300,000 due to the write down of a building in 2021. Compensation and benefits decreased $299,000, or 7.6%, to $3.6 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021 primarily due to the Management Agreement with Northwoods and an increase in pension expense benefit. Regulatory assessments decreased $161,000, or 50.8%, to $156,000 for the nine months ended September 30, 2022 from $317,000 for the nine months ended September 30, 2021 due to lower deposit insurance costs. Other expenses decreased $100,000, or 10.3%, to $870,000 for the nine months ended September 30, 2022 from $970,000 for the nine months ended September 30, 2021 primarily due to a decrease in directors’ fees related to changes in the market price of Generations Bancorp’s stock held in the directors retirement plan for the nine months ended September 30, 2022 as compared to the same period in 2021. Professional and other services increased $90,000, or 19.8%, to $544,000 for the nine months ended September 30, 2022 from $454,000 for the nine months ended September 30, 2021 due to increases in legal and consulting fees.

Income Taxes. Income tax expense increased $17,000, or 8.9%, to $208,000 for the nine months ended September 30, 2022 as compared to income tax expense of $191,000 for the nine months ended September 30, 2021. The effective tax rate was 16.7% for the nine months ended September 30, 2022 as compared to 17.6% for the nine months ended September 30, 2021.

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $494,000 and $388,000 for the three months ended September 30, 2022 and 2021, respectively.  Net deferred loan costs amortized totaled approximately $1.5 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,
	2022			2021
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$286,057	$3,009	4.21%	$289,244	$3,247	4.49%
Securities	34,605	270	3.12	38,019	255	2.68
Interest-earning deposits	4,664	19	1.63	8,215	8	0.39
Other	1,251	16	5.12	1,605	21	5.23
Total interest-earning assets	326,577	3,314	4.06	337,083	3,531	4.19
Non-interest-earning assets	41,869			41,919
Total assets	$368,446			$379,002

Interest-bearing liabilities:
Demand deposits	$47,368	$17	0.14%	$46,512	$16	0.14%
Money market accounts	32,119	29	0.36	29,739	27	0.36
Savings accounts	110,610	117	0.42	110,296	114	0.41
Certificates of deposit	73,500	141	0.77	79,128	143	0.72
Total interest-bearing deposits	263,597	304	0.46	265,675	300	0.45
Borrowings	15,161	79	2.08	20,601	96	1.86
Total interest-bearing liabilities	278,758	383	0.55	286,276	396	0.55
Other non-interest bearing liabilities	50,374			49,932
Total liabilities	329,132			336,208
Equity	39,314			42,794
Total liabilities and equity	$368,446			$379,002

Net interest income		$2,931			$3,135
Interest rate spread			3.51%			3.64%
Net interest-earning assets	$47,819			$50,807
Net interest margin			3.59%			3.72%
Average interest-earning assets to average
interest-bearing liabilities	117.15%			117.75%

	Nine Months Ended September 30,
	2022			2021
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$279,185	$8,827	4.22%	$285,409	$9,463	4.42%
Securities	36,795	794	2.88%	34,108	669	2.62%
Interest-earning deposits	13,634	73	0.71%	15,204	15	0.13%
Other	1,295	38	3.91%	1,762	67	5.07%
Total interest-earning assets	330,909	9,732	3.92%	336,483	10,214	4.05%
Non-interest-earning assets	41,775			41,901
Total assets	$372,684			$378,384

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$46,602	46	0.13%	$46,545	43	0.12%
Money market accounts	32,085	85	0.35%	29,100	77	0.35%
Savings accounts	111,881	349	0.42%	108,817	332	0.41%
Certificates of deposit	75,344	380	0.67%	81,285	517	0.85%
Total interest-bearing deposits	265,912	860	0.43%	265,747	969	0.49%
Borrowings	15,525	224	1.92%	23,476	338	1.92%
Total interest-bearing liabilities	281,437	1,084	0.51%	289,223	1,307	0.60%
Other non-interest bearing liabilities	50,064			48,285
Total liabilities	331,501			337,508
Equity	41,183			40,876
Total liabilities and equity	$372,684			$378,384

Net interest income		$8,648			$8,907
Interest rate spread			3.41%			3.45%
Net interest-earning assets	$49,472			$47,260
Net interest margin			3.48%			3.53%
Average interest-earning assets to average
interest-bearing liabilities	117.58%			116.34%

Loan and Asset Quality and Allowance for Loan Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At September 30,	At December 31,
(In thousands)	2022	2021

Non-accrual loans:
Residential:
One- to four-family	$2,565	$2,577
Commercial:
Real estate - nonresidential	416	416
Commercial business	163	161
Consumer:
Home equity and junior liens	205	66
Manufactured homes	145	—
Automobile	32	44
Student	62	—
Total non-accrual loans	$3,588	$3,264

Real estate owned:
Residential:
One- to four-family	$69	$27
Total real estate owned	$69	$27

Total non-performing assets	$3,657	$3,291

Ratios:
Total non-performing loans to total loans	1.29%	1.23%
Total non-performing loans to total assets	0.96%	0.86%
Total non-performing assets to total assets	0.98%	0.87%

Non-performing assets include non-accrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At September 30, 2022 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.7 million at September 30, 2022 and $3.3 million at December 31, 2021. At September 30, 2022, the Bank had 37 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $163,000, nine home equity loans and lines of credit for $205,000, two non-performing manufactured home loans for $145,000, three non-performing automobile loans for $32,000, and five non-performing student loans for $62,000. At December 31, 2021, the Bank had 38 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, three non-performing commercial business loans for $161,000, six home equity loans and lines of credit for $66,000, and three non-performing automobile loans for $44,000. The Bank had $69,000 in real estate owned at September 30, 2022 and $27,000 in real estate owned at December 31, 2021.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for loan losses was $2.3 million at September 30, 2022 and $1.8 million at December 31, 2021. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.84% at September 30, 2022 as compared to 0.70% at December 31, 2021. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2022.

At September 30, 2022, the Company had no loans which were deemed to be impaired and had one commercial business loan for $55,000 and one one- to four-family residential loan for $224,000 which were deemed to be impaired at December 31, 2021.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $10.6 million as of September 30, 2022 as compared to $11.1 million at December 31, 2021. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The decrease of $541,000 was primarily driven by the payoff of a commercial loan relationship in the second quarter of 2022 that was classified as special mention. Based on current information available at September 30, 2022, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2022, the Bank had $24.1 million outstanding in advances from the FHLB and had the ability to borrow approximately $29.2 million based on our collateral capacity. At September 30, 2022, the Bank had an additional $15.5 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At September 30, 2022 and December 31, 2021, there were no outstanding advances on these lines.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2022 and 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $15.9 million for the nine months ended September 30, 2022 and $21.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $913,000 for the nine months ended September 30, 2022 and $5.0 million for the nine months ended September 30, 2021.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid a dividend of $1.3 million to Generations Bancorp during the nine months ended September 30, 2022. There was no dividend paid for the year ended December 31, 2021.  At September 30, 2022, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $1.9 million.

At September 30, 2022 and December 31, 2021, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2022.

			(c) Total
			Number of	(d)
			Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	(a) Total		Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs (1)	Programs (1)
July 1 - July 31, 2022	1,782	$11.34	1,782	1,038
August 1 - August 31, 2022	41,338	$11.40	41,338	46,700
September 1 - September 30, 2022	17,934	$11.35	17,934	28,766
Total	61,054	$11.38	61,054

(1)	The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. As of August 11, 2022, all 83,300 shares from the Company’s first repurchase program had been repurchased. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company.

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

GENERATIONS BANCORP NY, INC.

Date: November 4, 2022	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: November 4, 2022	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer