Form 10-K
period 2022-12-31
Generations Bancorp NY, Inc.
filed 2023-03-24
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧   NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ⌧   NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of  “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

On June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $23.5 million, based upon the closing sale price of a share of the registrant’s common stock.

As of March 23, 2023, there were issued and outstanding 2,341,152 shares of the Registrant’s Common Stock.

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

At December 31, 2022, Generations Bancorp had total consolidated assets of $386.3 million, loans net of allowance of $303.9 million, deposits of $317.7 million, and stockholders’ equity of $37.3 million.

Generations Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board.

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

Our business consists primarily of taking deposits from the general public and, through our commercial bank subsidiary, Generations Commercial Bank, from New York State and County municipalities and agencies, and investing those deposits, together with borrowings and funds generated from operations, in the origination and purchase of one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans and manufactured home loans. To a lesser extent, we originate commercial real estate and multi-family loans, commercial business loans, and residential and commercial construction loans. Most of our one- to four-family residential real estate loans are originated to borrowers in our market area. To diversify our loan portfolio more geographically, we purchase loans that have been originated outside of our market area, including automobile loans, recreational vehicle loans, and manufactured home loans which are originated throughout the United States. We also invest in securities, which currently consist primarily of corporate bonds and municipal bonds issued by states, local municipalities and schools in the Northeastern United States, and to a far lesser extent mortgage-backed securities issued by U.S. government sponsored entities, and Federal Home Loan Bank stock. Additionally, through our subsidiary, Generations Agency, Inc., we provide insurance as well as certain other financial products.

We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, and certificates of deposit accounts. We also utilize advances from the Federal Home Loan Bank for liquidity and for asset/liability management purposes.

In 2018, we formed Generations Commercial Bank, a New York State-chartered limited purpose commercial bank, as a subsidiary of Generations Bank. Generations Commercial Bank opened for business on January 2, 2019 and has the power to receive deposits only to the extent of funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. At December 31, 2022, Generations Commercial Bank held $7.6 million of municipal deposits and subject to funding needs, we expect to continue to use municipal deposits in the future.

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

Seneca County represents our primary geographic market area for deposits. At June 30, 2022 (the latest date for which information is available), Generations Bank’s deposit market share was 20.7% of total Federal Deposit Insurance Corporation-insured deposits in Seneca County, representing the third largest market share of seven institutions with banking offices in Seneca County. This data excludes deposits held by credit unions.

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

Our future growth opportunities will be influenced by the growth and stability of the regional, state, and national economies, other demographic trends, and the competitive environment. Based on U.S. Census Bureau data and other published statistics, median household income in our market area is somewhat below the national and New York State average. Also, while household income in our market area is continuing to grow, it is growing at rates below the comparable state and national averages.

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

Lending Activities

General. Our principal lending activity has historically been originating and purchasing one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans, and manufactured home loans. To a lesser extent, we also originate commercial real estate and multi-family loans, commercial business loans, and residential construction and commercial construction loans. Since 2008, we have not sold loans that we originate although we may decide to sell loans in the future.

We believe that originating and purchasing loans other than one- to four-family residential loans allows us to provide more comprehensive financial services to families and businesses within our community as well as manage interest rate sensitivity. Moreover, to diversify our loan portfolio more geographically, we purchase loans outside of our market area, including automobile loans, recreational vehicle loans, and manufactured home loans that have been originated throughout the United States.  Subject to market conditions and our asset-liability analysis, in addition to originating and purchasing one- to four-family residential real estate loans, we intend to continue our purchases and originations of automobile loans and manufactured home loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. In 2022, we purchased one- to four-family residential real estate loans from a third-party to increase our residential mortgage loan portfolio. We intend to continue purchases of one- to four-family residential real estate loans in 2023.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2022		2021
(In thousands)	Amount	Percent	Amount	Percent

Residential:
One- to four-family	$138,001	47.5%	$113,061	42.7%
Construction	387	0.1%	—	0.0%
Commercial:
Real estate - nonresidential	16,681	5.7%	21,478	8.1%
Multi-family	854	0.3%	456	0.2%
Commercial business	11,677	4.0%	12,528	4.7%
Consumer:
Home equity and junior liens	11,562	4.0%	9,701	3.7%
Manufactured homes	50,989	17.6%	47,717	18.0%
Automobile	24,339	8.4%	22,666	8.6%
Student	1,803	0.6%	2,096	0.8%
Recreational vehicle	26,909	9.3%	29,463	11.1%
Other consumer	7,172	2.5%	5,492	2.1%
Total loans receivable	290,374	100.0%	264,658	100.0%
Less:
Net deferred loan costs	16,221		15,590
FV credit and yield adjustment	(218)		(287)
Allowance for losses	(2,497)		(1,841)
Total loans receivable, net	$303,880		$278,120

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2023. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-	Residential	Real Estate		Commercial	Home equity
(In thousands)	Family	Construction	Nonresidential	Multi-family	Business	and junior liens

2023	$68	$387	$—	$—	$2,635	$210
2024 to 2027	2,031	—	1,467	—	3,893	2,148
2028 to 2037	20,442	—	9,353	50	3,384	9,008
2038 and beyond	115,460	—	5,861	804	1,765	196
Total	$138,001	$387	$16,681	$854	$11,677	$11,562

	Manufactured			Recreational	Other
	homes	Automobile	Student	vehicle	consumer	Total

2023	$17	$267	$—	$—	$16	$3,600
2024 to 2027	921	14,696	46	168	556	25,926
2028 to 2037	13,858	9,376	1,757	12,270	3,407	82,905
2038 and beyond	36,193	—	—	14,471	3,193	177,943
Total	$50,989	$24,339	$1,803	$26,909	$7,172	$290,374

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
(In thousands)	Fixed	Adjustable	Total

Residential:
One- to four-family	$132,516	$5,417	$137,933
Construction	—		—
Commercial:
Real estate - nonresidential	234	16,447	16,681
Multi-family	412	442	854
Commercial business	4,317	4,725	9,042
Consumer:
Home equity and junior liens	10,980	372	11,352
Manufactured homes	50,972	—	50,972
Automobile	24,072	—	24,072
Student	1,803	—	1,803
Recreational vehicle	26,909	—	26,909
Other consumer	7,139	17	7,156
Total loans receivable	$259,354	$27,420	$286,774

Loan Approval Procedures and Authority.  Pursuant to federal law, the aggregate amount of loans that Generations Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Generations Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, based on the 15% limitation, Generations Bank’s loans-to-one-borrower limit was $6.5 million.  At December 31, 2022, Generations Bank had no borrowers with outstanding balances in excess of this amount.  At December 31, 2022, our largest loan outstanding with one borrower was $2.3 million, secured by commercial real estate and business assets, and was performing in accordance with its original repayment terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our Board of Directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements, and tax returns. One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”

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

One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized the origination of one- to four-family residential real estate loans. At December 31, 2022, we had $138.0 million of loans secured by one- to four-family residential real estate, representing 47.5% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2022, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2023 were comprised of 96.1% fixed-rate loans and 3.9% adjustable-rate loans. At that date, the average outstanding one- to four-family residential real estate loan balance was $103,000 and the largest outstanding residential loan had a principal balance of $836,000. Virtually all of the one- to four-family residential real estate loans we originate are secured by properties located in our market area or surrounding counties. Due to consumer demand in the low interest rate environment, in recent years most of our originations are fixed-rate loans secured by one- to four-family residential real estate.  See “− Originations, Sales and Purchases of Loans.”

In 2022, we engaged a third-party to assist in the origination of one- to four-family residential real estate loans. Utilizing a third party to originate these loans will likely result in slightly lower average yields on our one-to four-family residential real estate loans as we will be required to pay the originator a fee at the time of purchase.

We expect to continue to purchase one- to four-family, owner-occupied residential real estate loans from a third-party originator. These loans adhere to all of our credit, underwriting, and loan policy criteria and are comprised of conventional conforming loans and/or our product offerings to low- and moderate-income borrowers and/or to first time home buyers and are secured by homes located in central and western New York. The purchase price of these loans is the loan’s principal balance plus a purchase fee based on the loan’s principal balance. The loans are non-recourse to the seller (except for certain contractual representations) and the contractual agreement prohibits re-solicitation by the seller for a defined period of time. After purchase, we provide all servicing and collections activities. The note, collateral, and loan documentation are transferred by assignment. Although we believe that we have procedures in place to review and assess the risks of this third-party vendor relationship, because these parties are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws.

We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above this lending limit, which are referred to as “jumbo loans.”

Our one- to four-family residential real estate loans typically have terms of up to 30 years, with non-owner occupied loans limited to a maximum term of 20 years. Our adjustable-rate one- to four-family residential real estate loans have fixed rates for initial terms of five or seven years, and adjust thereafter at that interval at a margin. In recent years, this margin has generally been 2.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. We retain and service all adjustable-rate one- to four-family residential real estate loans that we originate. We make such loans at rates and terms in accordance with market and competitive factors.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on our adjustable-rate loans do not adjust for five or seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates. At December 31, 2022, $5.4 million, or 3.9% of our one- to four-family residential loans, had adjustable rates of interest.

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

Commercial Real Estate and Multi-family Lending. Our commercial real estate loans are secured primarily by office buildings, hotels and motels, wineries, manufacturing facilities, churches, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by five or more-unit residential buildings. At December 31, 2022, we had $16.7 million in commercial real estate loans and $854,000 in multi-family real estate loans, representing 5.7% and 0.3% of our total loan portfolio, respectively.

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

Appraisals on properties securing commercial real estate and multi-family loans are performed by an independent appraiser with a second review of the completed appraisal by a second independent appraiser and are also reviewed by Generations Bank’s management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references, and income projections for the property. Generally, we obtain personal guarantees on these loans.

A commercial real estate or multi-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews, and periodic face-to-face meetings with the borrower. We generally require these commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual guarantors as well as any other business guarantors of our commercial borrowers. We also generally require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

At December 31, 2022, our largest commercial real estate loan outstanding had a balance of $2.3 million. This loan was originated in 2015 and is secured by commercial real estate. At December 31, 2022, our largest multi-family loan had a balance of $412,000 and is secured by a mixed-use building. At December 31, 2022, these loans were performing in accordance with their repayment terms.

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2022 we had two commercial real estate and multi-family loans with an aggregate principal balance of $416,000 which were 90 days or more delinquent.

The following tables set forth information regarding our nonresidential real estate loans at December 31, 2022.

Collateral Type	Number of Loans	Balance
		(In thousands)
Auto Dealership	2	$1,502
Church	6	1,419
Hospitality	5	608
Manufacturing	2	166
Professional Services Building	20	4,058
Recreational	4	1,757
Retail	10	2,609
Retail Rental	12	4,562
Total	61	$16,681

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

Commercial Business Loans. We make primarily secured loans to professionals, sole proprietorships, and small businesses for commercial, corporate, and business purposes. Commercial business loan products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory, or furniture. Our commercial business loans are made with either adjustable or fixed rates of interest. Adjustable rates are based on the prime rate, as published in The Wall Street Journal, or Federal Home Loan Bank, or U.S. Treasury indexes, plus a margin. Fixed-rate commercial business loans are primarily set at a margin above the prime rate or the applicable Federal Home Loan Bank’s amortizing index. At December 31, 2022, $11.7 million, or 4.0% of our total loan portfolio, was comprised of commercial business loans, of which $4,000 were PPP loans guaranteed by the SBA, described below.

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

At December 31, 2022, our largest commercial business loan outstanding had a principal balance of $1.8 million and was secured by farmland. At this date, these loans were performing in accordance with their repayment terms.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the Covid-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $4,000 at December 31, 2022.

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

Additionally, in 2019 we began purchasing manufactured home loans from a second vendor which are originated throughout the United States.  Should we discontinue any of these relationships or otherwise be unable to use these vendors in the future, our ability to acquire manufactured home loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationships, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 20 years. At December 31, 2022, $51.0 million, or 17.6% of our total loan portfolio, were manufactured home loans, and the loss escrow was $3.8 million. At December 31, 2022, we had three manufactured home loans with an aggregate principal balance of $368,000 which were 90 days or more delinquent.

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

Automobile Lending. We originate automobile loans through our branch network and also accept automobile applications from automobile dealerships with approved indirect lending agreements with us. Beginning in 2016, we have materially grown our automobile loan portfolio through the purchase of such loans through one loan broker with loans made throughout the Northeast and in 2020 we entered into a relationship with a second auto loan broker and we expect to continue purchases of automobile loans in the future. Under the agreements, loan applications are obtained by the auto dealership and forwarded to Generations Bank for consideration. Generations Bank funds the loan if the proposed loan meets our underwriting standards. When considering whether to approve the loan, we review the collateral, the applicant’s credit history, and the applicant’s income as compared to all debt payments, including the proposed loan.

Our automobile loans have fixed rates with contractual maturities of up to 84 months, depending upon the age of the vehicle. The maximum loan is limited to 125% of the Manufacturer’s Suggested Retail Price for new vehicles and NADA’s clean retail value for used vehicles. For dealer-referred indirect lending, a fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, in addition to dealer reserves. See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans” for discussion. At December 31, 2022, we had $24.3 million, or 8.4% of total loans, of automobile loans outstanding. At this date, two automobile loans with an aggregate principal balance of $21,000 were 90 days or more delinquent.

Automobile loans are subject to many of the same risks discussed with respect to other consumer loans, including that the value of the collateral, which tends to depreciate quickly, may become less than the loan amount. Also, such loans are more vulnerable to changes in the overall economy.

Additionally, there are risks associated with the reliance on third parties to originate these loans. Should we discontinue any of these third-party vendor relationships or otherwise be unable to use these vendors in the future, our ability to acquire automobile loans that meet our guidelines may be disrupted. Moreover, because these loans are originated by third parties which are not our employees, we assume risks associated with unsatisfactory origination procedures, including compliance with federal, state, and local laws. Finally, although we believe that we have procedures in place to review and assess the risks of these third-party vendor relationships, one of these relationships is new or “unseasoned,” and the purchased loans have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

Home Equity Loans and Lines of Credit. We originate fixed-rate home equity loans and both fixed-rate and adjustable-rate home equity lines of credit secured by a lien on the borrower’s residence. Our home equity products are limited to 95% of the property value less any other third-party mortgages.   We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential real estate loans. The fixed-rate for home equity loans and lines of credit are generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial revolving draw period of up to 10 years. At the end of the initial 10-year draw period, the outstanding balance is then converted to a fully amortizing loan with a repayment term of 15 years. At December 31, 2022, we had $11.6 million, or 4.0% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $10.6 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2022, eight home equity loans with an aggregate principal balance of $172,000 were 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan-to-value ratios and higher household debt and thus may be more vulnerable to adverse economic conditions.

Student Loans.  We offered student loans to both in-school (full or part-time) students and out of school students. This program was closed to new student loan originations beginning in December 2021, however, we will still continue to maintain our existing portfolio. For out of school students and their caregivers who borrowed for their education, our loan program allows the borrower to consolidate both federal and private student loans. There are no prepayment penalties. At December 31, 2022, $1.8 million, or 0.6% of our total loan portfolio, was student loans.  At December 31, 2022, six student loans with an aggregate principal balance of $68,000 were 90 days or more delinquent.

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

Our recreational vehicle loans have fixed rates with contractual maturities of up to 240 months, depending upon the age of the collateral.  The maximum loan is limited to 135% of the Manufacturer’s Suggested Retail Price for new units or NADA’s clean retail value for used units.  A fee is paid to the loan broker, which is deferred and amortized over the estimated life of the loan, for each loan that is funded.  In addition, a loss escrow is established for each loan purchased.  See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans.” At December 31, 2022, we had $26.9 million, or 9.3% of total loans, of recreational vehicle loans outstanding. At this date, two recreational vehicle loans with an aggregate principal balance of $135,000 were 90 days or more delinquent.

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

Other Consumer Lending.  Although most of our consumer loans are secured by collateral, including boats and savings deposits, we also make a limited amount of unsecured personal loans.  We currently originate substantially all of our other consumer loans within New York State (outside of New York City and Long Island).  We also purchase loans secured by boats and other collateral from a third-party.  Other consumer loans were $7.2 million, representing 2.5% of the total loan portfolio, at December 31, 2022.

The terms of other types of other consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his or her existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount. Unsecured personal loans are available to creditworthy borrowers for a variety of personal needs and have been extended on a limited basis.

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2022, there were no consumer loans that were 90 days or more delinquent.

Construction Loans. To a limited extent, we make construction loans to individuals for the construction of their primary residences and loans to builders and commercial borrowers. On an extremely limited basis, we have made land loans primarily to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for other uses such as hunting and fishing. At December 31, 2022, we had two construction loans with an aggregate principal balance of $387,000 outstanding.

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

Purchases and Sales. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations and by our loan officers.  All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers, and referrals from real estate brokers, builders, and attorneys. We generally originate conforming one- to four-family residential real estate loans that can be sold in the secondary market (with or without servicing retained). However, since 2008, we have not sold loans that we originate and we do not intend to sell loans in the future.

Manufactured Home Loan Purchases. We purchase manufactured home loans originated by two established national third-party lenders. Loans are originated in 43 states and are generally located in the Southeast, southern Midwest and southern Western states. The loans are secured by a first lien position on the manufactured homes which are placed on third-party leased pad sites within a community of manufactured homes. These manufactured home loans are not secured by the underlying real estate. At December 31, 2022, the principal balances of our manufactured home loans ranged from $1,000 to $300,000, and at this date the median principal balance of our manufactured home loans was $67,000.

Underwriting and approval is completed by the third-party according to our lending policy and all applicable federal and state governing rules. The underwriting takes into consideration the applicant’s credit history, home value, and an assessment of the applicant’s ability to make the proposed payments. If home transportation, set-up, and insurance costs or origination fees are financed, the loan-to-value may exceed 100%. The note, collateral, and loan documentation are taken by assignment. All submitted purchase requests are reviewed by a Generations Bank underwriter to ensure all established criteria of Generations Bank have been met prior to purchase. If they are not, we may choose to refuse the purchase. The seller provides all servicing and collection activity. There are no dollar volume purchase requirements and the program can be terminated by Generations Bank with contractual notification.

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

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 25 years. During the years ended December 31, 2022 and 2021, we purchased $9.6 million and $11.3 million manufactured home loans.

Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans. We purchase automobile loans from two third-party originators. From one of those originators we also purchase loans secured by recreational vehicles and, to a lesser extent, other loans secured by boats and personal property. The loans are primarily originated within New York, Pennsylvania, and the New England states. The loans are underwritten and approved by the third-party according to Generations Bank’s credit policy and all applicable federal and state regulations. The underwriting takes into consideration the applicant’s credit history, collateral value, and an assessment of the applicant’s ability to make the proposed payments. If extended warranties, other add-ons, and sales tax are financed, the loan-to-value may exceed 100%. Prior to purchase, a Generations Bank underwriter reviews all purchase submittals to ensure all of Generations Bank’s criteria have been met. If they are not, we may choose to refuse the purchase. For one third-party seller there is a minimum monthly aggregate dollar purchase of $500,000. There is no monthly minimum purchase amount for the second third-party seller. Both contractual agreements can be terminated by either party with required notification. The note, collateral, and loan documentation are taken by assignment.

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

At December 31, 2022, $23.8 million, or 8.2% of our total loan portfolio, were purchased automobile loans, $27.0 million, or 9.3% of our total loan portfolio, were purchased recreational vehicle loans and $4.8 million, or 1.6% of our total loan portfolio, were purchased other consumer loans.  Of the automobile loans, $20.5 million were purchased from one vendor with no loss escrow reserves held at December 31, 2022. The remaining $3.3 million of purchased automobile loans, the $27.0 million of recreational vehicle loans, and $4.8 million of other consumer loans were purchased from another vendor, and at December 31, 2022, we had a loss escrow of $958,000 for these $35.1 million of loans. During the years ended December 31, 2022 and 2021, we purchased $12.4 million and $11.6 million of automobile loans, respectively, $2.1 million and $18.1 million of recreational vehicle loans, respectively, and $2.2 million and $1.8 million of other consumer loans, respectively.  Consistent with our business plan, we expect to continue to purchase automobile loans and other consumer loans.

Purchased One- to Four-Family, Owner-Occupied Residential Real Estate Loans. In 2022, we began purchasing one- to four-family, owner-occupied residential real estate loans from a third-party originator.  These loans adhere to all of Generations Bank’s credit, underwriting, and loan policy criteria and are comprised of conventional conforming loans and/or Generations Bank’s product offerings to low- and moderate-income borrowers and/or to first time home buyers and were for homes located in central and western New York. There is no minimum monthly purchase requirement and the contractual agreement is cancellable upon agreed upon notice. The purchase price is the loan’s principal balance plus a margin of the loan’s principal balance. The loans are non-recourse to the seller (except for certain contractual representations) and the contractual agreement prohibits re-solicitation by the seller for a defined period of time. After purchase, Generations Bank provides all servicing and collections activities. The note, collateral, and loan documentation are taken by assignment.  During the year ended December 31, 2022, we purchased $32.7 million of one- to four-family, owner-occupied residential real estate loans.

The following table sets forth our loan origination, purchase, and principal repayment activity during the periods indicated.  There were no loans sales during the comparative periods.

	At December 31,
(In thousands)	2022	2021

Total loans, including loans held for sale, at beginning of period	$264,658	$276,030

Loans originated:
Residential:
One- to four-family	7,929	12,255
Construction	388	—
Commercial:
Real estate - nonresidential	1,030	659
Multi-family	206	55
Commercial business	1,027	4,862
Consumer:
Home equity and junior liens	1,312	743
Automobile	139	398
Recreational vehicle	—	71
Other consumer	893	820
Total loans originated	12,924	19,863

Loans purchased:
Residential:
One- to four-family	32,689	168
Consumer:
Manufactured homes	9,572	11,327
Automobile	12,424	11,573
Recreational vehicle	2,149	18,053
Student	113	310
Other consumer	2,171	1,849
Total loans purchased	59,118	43,280

Principal repayments and charge offs	(46,326)	(74,515)

Net loan activity	25,716	(11,372)

Total loans, including loans held for sale, at end of period	$290,374	$264,658

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

If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest. The decision to foreclose is made by the collections officer in our organization.

All loan charge offs are recommended by the collections officer and approved by either the President or the Chief Financial Officer. Our procedure for repossession and sale of collateral are subject to various requirements under New York State consumer protection laws.

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

For manufactured home loans, when a borrower is 10 days delinquent, a late notice is generated and sent. In addition, a copy of the delinquency notice is sent to the third-party that originates manufactured home loans. The third-party performs all other collection related activities to bring the loan current. The third-party determines whether to repossess the collateral. Any losses incurred by Generations Bank are reimbursed to us from the loan escrow account held at Generations Bank in accordance with the purchase agreement.

Delinquent Loans. The following table sets forth our loan delinquencies by type at the dates indicated.

	At December 31, 2022
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$4,496	$2,605	$7,101
	4,496	2,605	7,101
Commercial loans:
Real estate - nonresidential	254	416	670
Commercial business	129	158	287
	383	574	957
Consumer loans:
Home equity and junior liens	278	172	450
Manufactured homes	1,020	368	1,388
Automobile	532	21	553
Student	—	68	68
Recreational vehicle	1,334	135	1,469
Other consumer	225	—	225
	3,389	764	4,153
Total loans	$8,268	$3,943	$12,211

	At December 31, 2021
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$4,280	$2,577	$6,857
	4,280	2,577	6,857
Commercial loans:
Real estate - nonresidential	389	416	805
Commercial business	35	161	196
	424	577	1,001
Consumer loans:
Home equity and junior liens	180	66	246
Manufactured homes	1,537	—	1,537
Automobile	232	44	276
Student	95	—	95
Recreational vehicle	644	—	644
Other consumer	107	—	107
	2,795	110	2,905
Total loans	$7,499	$3,264	$10,763

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
(In thousands)	2022	2021

Classification of assets:
Special mention assets	$6,249	$5,485
Substandard assets	4,787	5,910
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$11,036	$11,395

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loan qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, and loans modified at interest rates materially less than prevailing market rates.

Except as disclosed in the foregoing tables, there were no other loans at December 31, 2022 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

	At December 31,
(In thousands)	2022	2021

Non-accrual loans:
Residential:
One- to four-family	$2,605	$2,577
Commercial:
Real estate - nonresidential	416	416
Commercial business	587	161
Consumer:
Home equity and junior liens	172	66
Manufactured homes	368	—
Automobile	21	44
Student	68	—
Recreational vehicle	135	—
Total non-accrual loans	$4,372	$3,264

Real estate owned:
Residential:
One- to four-family	$12	$27
Total real estate owned	$12	$27

Total non-performing assets	$4,384	$3,291

Ratios:
Total non-performing loans to total loans	1.51%	1.23%
Total non-performing loans to total assets	1.13%	0.86%
Total non-performing assets to total assets	1.13%	0.87%

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

At December 31, 2022, we had seven loans totaling $2.5 million that were classified as troubled debt restructurings which were all performing according to their restructured loan agreements with the exception of one automobile loan with an outstanding principal balance of $7,000.

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

Beginning January 1, 2023, we adopted the CECL standard for determining the amount of our allowance for credit losses, the impact of which is known and is not deemed to be material.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At December 31,
(In thousands)	2022	2021

Allowance at beginning of period	$1,841	$1,821

Provision for loan losses	631	540

Charge offs:
Residential:
One- to four-family	(37)	(117)
Commercial:
Real estate - nonresidential	—	(386)
Commercial business	(14)	(84)
Consumer:
Home equity and junior liens	(10)	(2)
Automobile	(59)	(12)
Student	(29)	—
Recreational vehicle	(1)	(1)
Other consumer	(2)	(45)
Total charge-offs	(152)	(647)

Recoveries:
Residential:
One- to four-family	18	28
Commercial:
Real estate - nonresidential	—	16
Multi-family	—	12
Commercial business	2	7
Consumer:
Automobile	149	48
Student	3	3
Recreational vehicle	1	8
Other consumer	4	5
Total recoveries	177	127

Net (charge-offs) recoveries	25	(520)

Allowance at end of period	$2,497	$1,841

Allowance to non-performing loans	57.11%	56.40%
Allowance to total loans outstanding at the end of the period	0.86%	0.70%
Net charge-offs to average loans outstanding during the period	0.01%	(0.18)%
Residential mortgage net charge-offs to average loans outstanding	(0.01)%	(0.03)%
Commercial loan net charge-offs to average loans outstanding	0.00%	(0.15)%
Consumer loan net charge-offs to average loans outstanding	0.02%	0.00%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the percentage of allowance in each category to total allocated allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2022			2021
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
(In thousands)	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Residential:
One- to four-family	$787	31.5%	47.5%	$688	37.4%	42.7%
Construction	2	0.1%	0.1%	—	0.0%	0.0%
Commercial:
Real estate - nonresidential	319	12.8%	5.7%	630	34.2%	8.1%
Multi-family	4	0.2%	0.3%	2	0.1%	0.2%
Commercial business	248	9.9%	4.0%	161	8.7%	4.7%
Consumer:
Home equity and junior liens	65	2.6%	4.0%	39	2.1%	3.7%
Manufactured homes	110	4.4%	17.6%	102	5.6%	18.0%
Automobile	135	5.4%	8.4%	107	5.8%	8.6%
Student	55	2.2%	0.6%	64	3.5%	0.8%
Recreational vehicle	646	25.9%	9.3%	—	0.0%	11.1%
Other consumer	126	5.0%	2.5%	48	2.6%	2.1%
Total allocated allowance	$2,497	100.0%	100.0%	$1,841	100.0%	100.0%

At December 31, 2022, our allowance for loan losses represented 0.86% of total loans and 57.1% of nonperforming loans.  Nonperforming loans increased $1.1 million, or 33.9%, to $4.4 million at December 31, 2022 from $3.3 million at December 31, 2021.  The increase resulted primarily from increases in commercial business, manufactured homes, and home equity loans.  Commercial business loans increased $426,000 primarily due to two loans being downgraded to nonaccrual status totaling $474,000, partially offset by one loan payoff for $33,000 and a partial charge-off of $12,000. Manufactured home loans increased $368,000 due to three loans being downgraded to nonaccrual status totaling $368,000.  Home equity loans increased $106,000 primarily due to five loans downgraded to nonaccrual status for $128,000, partially offset by one loan upgrade to accrual status totaling $18,000 and two loan payoffs totaling $4,000.

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

Our current investment policy permits, with certain limitations, investments in United States Treasury securities, securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae, and Freddie Mac, equity securities, corporate bonds and obligations, debt securities of states and municipalities, commercial paper, certificates of deposits in other financial institutions, and bank-owned life insurance.

At December 31, 2022, our investment portfolio consisted of securities and obligations issued by State and local municipalities, corporate bonds, structured certificates of deposit, equity securities consisting of mutual funds, and to a lesser extent mortgage-backed securities.  At December 31, 2022, we owned $1.7 million of Federal Home Loan Bank stock.  As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Corporate Bonds.  Generations Bank invests in corporate debt instruments with fixed and variable rates. On December 31, 2022, this portfolio consisted of $9.0 million of variable rate instruments and $9.2 million in fixed rate instruments, of which $7.6 million will become variable rate in the future.  The bonds with variable rates reprice based either on the spread between intermediate Treasury bond yields and long-term Treasury bond yields or a fixed spread over either Prime or LIBOR, or a substantially similar index.  All the bonds are callable except for one $73,000 bond.  $8.2 million of the corporate bond portfolio are perpetual bonds with no terminal maturity dates; however, we anticipate these bonds will be called based the on the relative coupons and rate structures and upon anticipated changes in regulations pertaining to the securities.   We maintain this portfolio for regular cash flow and providing protection over higher rates.

Management believes the credit risk on its corporate debt instruments portfolio is low.  The securities are issued by entities with significant markets and strong balance sheets.  Management receives quarterly updates on the issuing entities and evaluates their performance based on rating services and peers with the assistance of a third-party investment management service.

State and Political Subdivision Securities.  Generations Bank and its subsidiary Generations Commercial Bank purchase state and political subdivision securities in order to: (i) generate positive interest rate spread with minimal administrative expense; (ii) lower credit risk as a result of purchasing general obligations which are subject to the levy of ad valorem taxes within the municipalities’ jurisdiction; (iii) increase liquidity, (iv) provide low cost funding to the local communities within our market area, and (v) serve as collateral for municipal deposits in excess of FDIC limits.  State and political subdivision securities purchased within New York State are exempt from Federal income tax and are zero apportionment for New York State income tax purposes.  As a result, the yields on these securities as reported within the financial statements, are lower than would be attained on other investment options. The portfolio consists of either short-term obligations, due within one year, or are serial or statutory installment bonds which require semi-annual or annual payments of principal and interest.  We believe that the prepayment risk on these securities is low as most of the bonds are newly issued in a historically low interest rate environment.

Management believes that credit risk on its state and political subdivision securities portfolio is low. Management analyzes each security prior to purchase and closely monitors these securities by obtaining data collected from the New York State Comptroller’s office when published annually.  Management also reviews any underlying ratings of the securities in its assessment of credit risk.

Mortgage-Backed Securities. At December 31, 2022, we had mortgage-backed securities with a carrying value of $962,000. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Generations Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Ginnie Mae, or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of our investment securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yield is calculated by multiplying the amortized cost of the individual securities in a security type by their respective interest rates and then dividing the total interest income calculated for the security type by the total amortized cost of the security type. No tax-equivalent yield adjustments were made, as the effect thereof was not material.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(In thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available for sale:
Residential mortgage-backed- US agency and GSEs	$—	0.00%	$5	5.59%	$—	0.00%	$20	3.26%	$25	$24	3.74%
Corporate bonds		0.00%	70	4.62%	1,340	1.21%	19,622	5.11%	21,032	18,194	4.86%
State and political subdivisions	431	1.53%	3,082	2.09%	3,003	2.16%	10,419	2.75%	16,935	14,832	2.49%
Total available for sale	$431		$3,157		$4,343		$30,061		$37,992	$33,050

Securities held to maturity:
Structured certificates of deposit	$—	0.00%	$—	0.00%	$—	0.00%	$650	0.00%	$650	$398	0.00%
Residential Mortgage-backed- US agency and GSEs	—	0.00%	1	2.68%	17	5.30%	919	1.39%	937	903	1.43%
Total	$—		$1		$17		$1,569		$1,587	$1,301

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit, and the interest rate. In recent years we have emphasized, subject to market conditions, demand, interest-bearing checking, and savings accounts. Also, we participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep networks, which are currently considered by the bank regulators, to be brokered deposits. At December 31, 2022, we participated out approximately $33.0 million of our certificates of deposit, representing 10.4% of our total deposits, through these reciprocal deposit services. At December 31, 2022, these certificates of deposit had an average term to maturity of 10.6 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

Generations Commercial Bank (the “Commercial Bank”), a New York State chartered limited-purpose commercial bank, formed expressly to enable local municipalities to deposit public funds with the Commercial Bank, opened for business on January 2, 2019. At December 31, 2022, the Commercial Bank deposits were $7.6 million, and none were in reciprocal deposit balances.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2022			2021
(In thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest-bearing checking	$57,452	18.5%	0.00%	$42,608	13.6%	0.00%
Interest-bearing checking	34,994	11.2%	0.20%	49,071	15.8%	0.19%
Money market	31,249	10.0%	0.35%	29,488	9.5%	0.35%
Savings	108,571	34.9%	0.38%	109,317	35.2%	0.43%
Time deposits	79,013	25.4%	2.49%	80,453	25.9%	0.68%

Total deposits	$311,279	100.0%		$310,937	100.0%

As of December 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000 which is the maximum amount for federal deposit insurance) was $35.3 million and $41.8 million, respectively.  In addition, as of December 31 2022 and 2021, the aggregate amount of all our uninsured certificates of deposit was $7.1 million and $6.4 million, respectively. The following table sets forth the maturity of those certificates.

	At December 31,
(In thousands)	2022	2021
Maturity Period:
Three months or less	$1,597	$4,722
Over three months through six months	2,366	674
Over six months through twelve months	2,583	970
Over twelve months	541	48
Total	$7,087	$6,414

Borrowings. We may obtain advances from the Federal Home Loan Bank by pledging as security our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2022, we had $26.5 million of Federal Home Loan Bank advances. In addition to funding portfolio loans, we sometimes use Federal Home Loan Bank advances for short-term funding needs.

Generations Bank also has a $10.0 million line of credit with a correspondent bank. At December 31, 2022, there were no outstanding advances on this line. Generations Bank has an additional $5.5 million Fed funds line of credit with other financial institutions. This line is unsecured. At December 31, 2022, there were no outstanding advances on this line.

Employees

At December 31, 2022, we had 79 full-time employees and six part-time employees. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Generations Bank is a federally chartered savings bank and Generations Commercial Bank is a New York-chartered bank.  The Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund insures their deposit accounts up to applicable limits.  Generations Bank and Generations Commercial Bank are subject to extensive regulation by the Office of the Comptroller of the Currency (the “OCC”) and the New York State Department of Financial Services (the “Department”), respectively, as their chartering agencies, and by the FDIC, as their deposit insurer.  Generations Bank and Generations Commercial Bank are required to file reports with, and are periodically examined by the OCC and the Department, respectively, as well as the FDIC concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  Generations Bank is a member of the Federal Home Loan Bank of New York and is subject to certain regulations by the Federal Home Loan Bank System.  Generations Bancorp, a savings and loan holding company, is subject to regulation and examination by, and is required to file reports with, the Federal Reserve Board.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as Generations Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

In addition to its requirement to comply with the rules and regulations of the Federal Reserve Board, Generations Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC, the Department or the Federal Reserve Board, could have a material adverse impact on Generations Bank, Generations Commercial Bank or Generations Bancorp.

Certain of the regulatory requirements applicable to Generations Bank, Generations Commercial Bank and Generations Bancorp are referred to below or elsewhere herein.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations.  Under these laws and regulations, Generations Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Generations Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Generations Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the Accumulated Other Comprehensive Income opt-out have it incorporated into common equity Tier 1 capital (including unrealized gains and losses on investment securities available-for-sale). Generations Bank and Generations Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2022, Generations Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2022, Generations Bank complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings bank, Generations Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Generations Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Generations Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.  This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations.  Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2022, Generations Bank satisfied the QTL test.

Capital Distributions.  Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account.  A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Generations Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.  A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating.  Generations Bank received an “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation.  An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Generations Bank.  Generations Bancorp is an affiliate of Generations Bank because of its control of Generations Bank.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements.  In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Generations Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Generations Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Generations Bank’s board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.  The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association.  Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association.  If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching.  Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions.  Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions.  In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action.  Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements.  For this purpose, the law establishes five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards.  Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits.  Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan.  Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2022, Generations Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts.  The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Generations Bank.  Deposit accounts in Generations Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor.  The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates are based on each institution’s risk category and certain specified risk adjustments.  Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Generations Bank.  We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations.  Federal regulations generally require that Generations Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Generations Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  Generations Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act.  Generations Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Generations Bank are subject to state usury laws and federal laws concerning interest rates.  Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Generations Bank are also subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.  At December 31, 2022, Generations Bank was in compliance with these reserve requirements.

Federal Home Loan Bank System

As a member of the Federal Home Loan Bank of New York, Generations Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank of New York provides a central credit facility primarily for member institutions.  Members of the Federal Home Loan Bank of New York are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York.  Generations Bank complied with this requirement at December 31, 2022.  Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost.  Generations Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock.  At December 31, 2022, no impairment had been recognized.

Holding Company Regulation

Generations Bancorp is a savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Generations Bancorp and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Generations Bank or Generations Commercial Bank.

As a savings and loan holding company, Generations Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if Generations Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  Generations Bancorp has no present intention to make an election to be treated as a financial holding company.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Capital Requirements. Savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

Source of Strength. The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Share Repurchases. The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  These regulatory policies may affect the ability of Generations Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Commercial Bank Regulation

Our commercial bank, Generations Commercial Bank, derives its authority primarily from the applicable provisions of the New York Banking Law and the regulations adopted under that law. Generations Commercial Bank is limited in its investments and the activities that it may engage in to those permissible under applicable state law and those permissible for national banks and their subsidiaries, unless those investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund. We limit our commercial bank activities to accepting municipal deposits and acquiring municipal and other securities.

Under New York Banking Law, Generations Commercial Bank is not permitted to declare, credit or pay any dividends if its capital stock is impaired or would be impaired as a result of the dividend. In addition, the New York Banking Law provides that our commercial bank cannot declare or pay dividends in any calendar year in excess of “net profits” for such year combined with “retained net profits” of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock, without prior regulatory approval.

Our commercial bank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on Generations Bank, discussed above. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank’s capital is, or may become, inadequate in view of the bank’s particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC’s prompt corrective action regulations.

At December 31, 2022, Generations Commercial Bank met the criteria for being considered “well-capitalized.”

Federal Securities Laws

Generations Bancorp’s common stock is registered with the Securities and Exchange Commission, and Generations Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration, under the Securities Act of 1933, of the shares of common stock which were issued by Generations Bancorp in its second-step conversion and stock offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Generations Bancorp may be resold without registration.  Shares purchased by an affiliate of Generations Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Generations Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Generations Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Generations Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, Generations Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal law, no person may acquire control of a savings and loan holding company, such as Generations Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Generations Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

Generations Bancorp is an emerging growth company.  For as long as Generations Bancorp continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  As an emerging growth company, Generations Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting.  We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Such an election is irrevocable during the period a company is an emerging growth company.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Generations Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the second-step conversion; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

TAXATION

Generations Bancorp, Generations Bank, Generations Commercial Bank, and Generations Agency are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to these entities.

Our federal and state tax returns are statutorily subject to potential audit for the years 2019 through 2022. No income tax returns are under audit as of the date of this report.

Federal Taxation

Method of Accounting.  For federal income tax purposes, Generations Bancorp, Generations Bank, Generations Commercial Bank, and Generations Agency currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing consolidated federal income tax returns.

Net Operating Loss Carryovers.  For net operating losses incurred prior to January 1, 2018, a company may carry back those net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses incurred after December 31, 2017, a company may carry forward those net operating losses indefinitely to offset up to 80% of their federal taxable income. At December 31, 2022, Generations Bancorp had pre-2018 net operating loss carryforwards of approximately $950,000 which expire in years 2027-2037. Additionally, Generations Bancorp has loss carryforwards of $2.5 million with no expiration period.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.  At December 31, 2022, Generations Bancorp had a capital loss carryover of $121,000 with a full valuation allowance against it.

Corporate Dividends-Received Deduction. Generations Bancorp may generally exclude from its federal taxable income 100% of dividends received from Generations Bank as a wholly owned subsidiary by filing a consolidated return. The corporate dividends received deduction is 65% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends received deduction is 50% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

New York State Taxation. Generations Bancorp, Generations Bank, Generations Commercial Bank, and Generations Agency report income on a combined calendar year basis to New York State. The New York State franchise tax is imposed in an amount equal to the greater of 6.5% of Business Income, 0.1875% of average Business Capital, or a fixed dollar amount based on New York sourced gross receipts. All intercompany dividend distributions are eliminated in the calculation of Combined Business Income. Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State.  Business Income subtraction modifications are available to qualified community banks and thrift institutions based on its qualified loan portfolio. Qualified institutions are entitled to a subtraction modification based on interest income from qualifying loans that reduces the income taxable to New York State.

Maryland State Taxation.  As a Maryland business corporation, Generations Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

Item 1A. RISK FACTORS

The presentation of Risk Factors is not required for smaller reporting companies like Generations Bancorp NY, Inc.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the net book value of our real properties, including land, was $13.8 million. The following table sets forth information regarding our offices at December 31, 2022.

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

Item 3.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

(a)	Market, Holder, and Dividend Information

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “GBNY.” The approximate number of holders of record of the Company’s common stock as of March 13, 2023 was 245. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The Federal Reserve Board has issued supervisory policies to bank holding companies and savings and loan holding companies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Generations Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

(b)   Report of Offering of Securities and Use of Proceeds Therefrom

Not applicable.

(c)Share Repurchases During the Quarter

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2022:

			Total
			Number of
			Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
October 1 - October 31, 2022	4,939	$11.03	4,939	23,827
November 1 - November 30, 2022	831	$10.97	831	22,996
December 1 - December 31, 2022	15,400	$11.02	15,400	7,596
Total	21,170	$11.02	21,170

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service.  Our goals are to increase interest income through loan portfolio growth, with a primary focus in 2023 on growth in our originations and purchases of one-to four-family residential real estate loans, and to a lesser extent purchases of automobile and manufactured home loans, as well as continuing to decrease interest expense by increasing core deposits, and achieve economies of scale through managed balance sheet growth. Highlights of our current business strategy include:

●	Emphasizing one- to four-family residential real estate lending. In 2022, purchased one- to four-family residential real estate loans were the primary source of our loan growth. We have also added employees focused on one-to four-family residential real estate loans to increase our in-house production. At December 31, 2022, $138.0 million, or 47.5%, of our total loans consisted of one- to four-family residential real estate loans.
●	Continuing our purchases and originations of automobile and manufactured home loans in 2023. In recent years we have increased our emphasis on the purchase and origination of automobile, recreational vehicle, and manufactured home loans. At December 31, 2022, these loans totaled $102.2 million, or 35.2% of our total loan portfolio. For the years ended December 31, 2022 and 2021, we purchased $24.1 million and $41.0 million of automobile, recreational vehicle, and manufactured home loans. We significantly decreased our recreational vehicle purchases in 2022 as compared to 2021 and plan to further reduce purchases in 2023.
●	Automobile, recreational vehicle and manufactured home lending can increase loan yields with shorter repricing terms than one- to four-family residential real estate loans. At December 31, 2022, the weighted average rate on our automobile, recreational vehicle, and manufactured home loans was 6.83%.

●	We believe that we have the experience and policies and procedures in place to continue loan purchases without undue risk. We began purchasing manufactured home loans in 2006. In part based on this experience, in 2016 we began purchasing automobile loans from one vendor and began purchasing automobile, recreational vehicle, and other consumer loans from a second vendor in February 2020. Additionally, we began purchasing manufactured home loans from a second vendor in 2019. To date, our credit experience on these loans has been satisfactory. See “Business of Generations Bank – Lending Activities – Manufactured Home Lending and “– Automobile Lending” and “– Other Consumer Lending.”
●	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print, and outdoor advertising channels. Core deposits at December 31, 2022 decreased $24.5 million, or 10.4%, from December 31, 2021 resulting primarily from customers’ shifting their deposits into higher-yielding certificates of deposit in the increased interest rate environment. In addition, rising inflationary costs further decreased deposit account balances as well as customers seeking higher yields in brokerage money market accounts. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.
●	Implementing a managed growth strategy without undue risk. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and retail deposit growth. Subject to market conditions, we intend to grow our one- to four-family residential fixed-rate, automobile, recreational vehicle, and manufactured home loan portfolios. To a lesser extent we intend to grow our commercial real estate and multi-family home loan portfolios.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1870 and have been operating continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

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

Beginning January 1, 2023, we adopted the CECL standard for determining the amount of our allowance for credit losses, the impact of which is known and is not deemed to be material.

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

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Net deferred loan costs amortized totaled approximately $2.0 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022			2021
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$284,088	$12,023	4.23%	$284,841	$12,576	4.42%
Securities	35,862	1,136	3.17%	35,258	923	2.62%
Interest-earning deposits	11,318	84	0.74%	14,330	23	0.16%
Other	1,433	61	4.26%	1,693	81	4.78%
Total interest-earning assets	332,701	13,304	4.00%	336,122	13,603	4.05%
Non-interest-earning assets	41,861			41,788
Total assets	$374,562			$377,910

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$34,994	66	0.19%	$49,071	59	0.12%
Money market accounts	31,249	111	0.36%	29,488	105	0.36%
Savings accounts	108,571	448	0.41%	109,317	448	0.41%
Certificates of deposit	79,013	849	1.07%	80,453	648	0.81%
Total interest-bearing deposits	253,827	1,474	0.58%	268,329	1,260	0.47%
Borrowings	18,833	460	2.44%	22,214	424	1.91%
Total interest-bearing liabilities	272,660	1,934	0.71%	290,543	1,684	0.58%
Other non-interest bearing liabilities	61,546			46,051
Total liabilities	334,206			336,594
Equity	40,356			41,316
Total liabilities and equity	$374,562			$377,910

Net interest income		$11,370			$11,919
Interest rate spread			3.29%			3.47%
Net interest-earning assets	$60,041			$45,579
Net interest margin			3.42%			3.55%
Average interest-earning assets to average
interest-bearing liabilities	122.02%			115.69%

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

	Year Ended December 31,
	2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(33)	$(520)	$(553)
Securities	16	197	213
Interest-earning deposits	(5)	66	61
Other	(12)	(8)	(20)
Total interest-earning assets	(34)	(265)	(299)

Interest-bearing liabilities:
Demand deposits	(17)	24	7
Savings deposits	6	—	6
Money market deposits	(3)	3	—
Certificates of deposit	(12)	213	201
Total interest-bearing deposits	(26)	240	214
Borrowings	(65)	101	36
Total interest-bearing liabilities	(91)	341	250

Change in net interest income	$57	$(606)	$(549)

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets increased $7.3 million, or 1.9%, to $386.3 million at December 31, 2022 from $378.9 million at December 31, 2021. The increase resulted primarily from an increase in net loans of $25.8 million, partially offset by decreases in cash and cash equivalents of $13.0 million, investment securities available-for-sale of $3.9 million, and bank-owned life insurance of $539,000.

Net Loans. Net loans increased $25.8 million, or 9.3%, to $303.9 million at December 31, 2022 from $278.1 million at December 31, 2021. The increase resulted primarily from increases in one- to four-family residential real estate loans of $24.9 million, or 22.1%, manufactured home loans of $3.3 million, or 6.9%, home equity loans and lines of credit of $1.9 million, or 19.2%, other consumer loans of $1.7 million, or 30.6%, and automobile loans of $1.7 million, or 7.4%, partially offset by decreases in nonresidential loans of $4.8 million, or 22.3%, recreational vehicle loans of $2.6 million, or 8.7%, and commercial business loans of $851,000, or 6.8%. Net deferred loan costs increased $631,000, or 4.0%, during the year ended December 31, 2022, representing primarily fees paid for purchased loans which are amortized over the estimated loan lives. At December 31, 2022, we had outstanding commitments to originate loans of $6.4 million and unfunded lines of credit of $14.8 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.

Consistent with our business strategy, we intend to increase internal originations and maintain purchase levels of one-to four-family residential real estate loans, and to continue to purchase to a lesser extent, automobile and manufactured home loans.  During the year ended December 31, 2022, we purchased $32.7 million of one-to four-family residential real estate loans, $12.4 million of automobile loans, and $9.6 million of manufactured home loans.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $13.0 million, or 61.9%, to $8.0 million at December 31, 2022 from $21.0 million at December 31, 2021 primarily due to an increase in loans receivable.

Investment Securities. Securities available-for-sale decreased $3.9 million, or 10.6%, to $33.1 million at December 31, 2022 from $37.0 million at December 31, 2021. The decrease in securities available-for-sale resulted from a decrease in market value of $5.2 million and bond maturities and principal repayments of $2.2 million, partially offset by bond purchases of $3.7 million.

Bank-owned Life Insurance. Bank-owned life insurance decreased $539,000, or 6.8%, to $7.4 million at December 31, 2022 from $7.9 million at December 31, 2021. The decrease was primarily attributable to the surrender of a life insurance policy as a result of the death of the participant.

Deposits.  Deposits increased $5.6 million, or 1.8%, to $317.7 million at December 31, 2022 from $312.0 million at December 31, 2021. Interest-bearing accounts increased $8.6 million, or 3.4%, to $263.1 million at December 31, 2022 from $254.5 million at December 31, 2021. The largest increase in interest-bearing deposits was in certificates of deposit which increased $30.1 million, or 39.7%, to $105.8 million at December 31, 2022 from $75.7 million at December 31, 2021. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2022 totaled $89.2 million. Interest-bearing checking accounts increased $968,000, or 2.6%, to $38.1 million at December 31, 2022 from $37.2 million at December 31, 2021.   Savings accounts decreased $17.6 million, or 16.0%, to $92.6 million at December 31, 2022 from $110.3 million at December 31, 2021. Money market accounts decreased $4.9 million, or 15.6%, to $26.5 million at December 31, 2022 from $31.3 million at December 31, 2021.  Noninterest-bearing deposits decreased $2.9 million, or 5.1%, to $54.6 million at December 31, 2022 from $57.5 million at December 31, 2021.We may utilize Federal Home Loan Bank advances in place of the maturing time deposits.

Municipal deposits held at Generations Commercial Bank increased $1.3 million, or 21.2%, to $7.6 million at December 31, 2022 from $6.3 million at December 31, 2021.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances increased to $16.2 million at December 31, 2022 as a result of increased loan originations during 2022. Long-term Federal Home Loan Bank advances decreased $7.4 million, or 41.8%, to $10.3 million at December 31, 2022 from $17.8 million at December 31, 2021. The average cost of outstanding advances from the Federal Home Loan Bank was 2.44% at December 31, 2022, as compared to our weighted average rate on deposits of 0.58% at that date.

Total Equity. Total equity decreased $6.2 million, or 14.1%, to $37.3 million at December 31, 2022 from $43.5 million at December 31, 2021. The decrease was primarily due to an increase in accumulated other comprehensive loss of $5.5 million as a result of a decrease in the fair market value of our investment securities available-for-sale and pension plans as well as a decrease of $1.9 million due to stock repurchases, offset in part by net income of $1.1 million for the year ended December 31, 2022.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

General.  Net income for the year ended December 31, 2022 was $1.1 million, as compared to $1.4 million for the year ended December 31, 2021, a decrease of $326,000, or 23.1%.  The decrease was primarily attributable to a $609,000 decrease in noninterest income, a $549,000 decrease in net interest income, and a $91,000 increase in provision for loan losses, partially offset by a $856,000 decrease in noninterest expense and a $67,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $299,000, or 2.2%, to $13.3 million for the year ended December 31, 2022 from $13.6 million for the year ended December 31, 2021.  The decrease was primarily attributable to a decrease of $553,000 in interest on loans receivable, partially offset by an increase of $213,000 in interest on investment securities and an increase of $61,000 in interest-earning deposits. The average yield on loans decreased 19 basis points to 4.23% for the year ended December 31, 2022 from 4.42% for the year ended December 31, 2021, reflecting a decrease in higher-yielding loans in addition to an increase in amortization of deferred loan costs year over year.

Interest Expense.  Interest expense increased $250,000, or 14.9%, to $1.9 million for the year ended December 31, 2022 from $1.7 million for the year ended December 31, 2021. Interest expense on deposits increased $214,000, or 17.0%, to $1.5 million for the year ended December 31, 2022 from $1.3 million for the year ended December 31, 2021, primarily due to an increase in interest expense on certificates of deposit of $201,000. The average cost of certificates of deposit increased 26 basis points to 1.07% for the year ended

December 31, 2022 as compared to 0.81% for the year ended December 31, 2021 as a result of increases in short-term interest rates. Borrowing expense increased $36,000, or 8.5%, due to an increase in the average cost of borrowings of 53 basis points to 2.44% for the year ended December 31, 2022 as compared to 1.91% for the year ended December 31, 2021 as a result of increases in short-term interest rates.

Net Interest Income.  Net interest income decreased $549,000, or 4.6%, to $11.4 million for the year ended December 31, 2022 from $11.9 million for the year ended December 31, 2021.  Our net interest rate spread decreased 18 basis points to 3.29% for the year ended December 31, 2022 from 3.47% for the year ended December 31, 2021.  Our net interest margin decreased 13 basis points to 3.42% for the year ended December 31, 2022 from 3.55% for the year ended December 31, 2021.  Net interest rate spread and net interest margin were affected primarily by the increase in cost of funds when comparing 2022 and 2021.

Provision for Loan Losses.  Based on management’s analysis of the allowance for loan losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $631,000 for the year ended December 31, 2022 and a provision for loan losses of $540,000 for the year ended December 31, 2021.  The increased provision for loan loss in 2022 was primarily due to increased reserves allocated to consumer loans recognizing portfolio growth and the effects of higher economic reserve factors applied. Reserve factors are higher due to the current economic outlook and increases in delinquency and substandard loans. Beginning January 1, 2023, we adopted the CECL standard for determining the amount of our allowance for credit losses, the impact of which is known and is not deemed to be material.

Noninterest Income.  Noninterest income decreased $609,000, or 22.3%, to $2.1 million for the year ended December 31, 2022 from $2.7 million for the year ended December 31, 2021.  The decrease was primarily due to decreases in insurance commissions, earnings on bank-owned life insurance, other charges, commissions, and fees, and change in fair value of equity securities. Insurance commissions decreased $271,000, or 37.5%, to $451,000 for the year ended December 31, 2022 from $722,000 for the year ended December 31, 2021 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Earnings on bank-owned life insurance decreased $141,000, or 124.8%, to a loss of $28,000 for the year ended December 31, 2022 from a gain of $113,000 for the year ended December 31, 2021 as a result of decrease in market value below the stable value wrapper coverage limit within our policy. Other charges, commissions, and fees decreased $111,000, or 50.9%, to $107,000 for the year ended December 31, 2022 from $218,000 for the year ended December 31, 2021 primarily due to a gain recognized on the sale of a fixed asset in 2021 in addition to a decrease in rental income received in 2022 as a result of the sale of a non-banking retail building in December 2021. Change in fair value of equity securities decreased $72,000, or 266.7%, to a loss of $45,000 for the year ended December 31, 2022 from a gain $27,000 for the year ended December 31, 2021 due to a decrease in the fair market value of our equity securities.

Noninterest Expense.  Noninterest expense decreased $856,000, or 6.9%, to $11.6 million for the year ended December 31, 2022 from $12.4 million for the year ended December 31, 2021. The decrease was primarily attributable to decreases in compensation and benefits, impairment of long-lived assets, and other expenses, offset in part by an increase in professional and other services. Compensation and benefits decreased $408,000, or 7.7%, to $4.9 million for the year ended December 31, 2022 from $5.3 million for the year ended December 31, 2021 primarily due to Management Agreement with Northwoods in addition to an increase in pension expense benefit. Impairment of long-lived assets decreased $300,000 due to the write-down of a building in 2021. Other expenses decreased $135,000, or 10.3%, to $1.2 million for the year ended December 31, 2022 from $1.3 million for the year ended December 31, 2021 as a result of a decrease in directors’ fees related to changes in the market price of Generations Bancorp’s stock held in the directors’ retirement plan during 2022 as compared to 2021. Professional and other services increased $100,000, or 15.6%, to $743,000 for the year ended December 31, 2022 from $643,000 for the year ended December 31, 2021 due to increases in legal and consulting fees.

Federal Income Taxes.  Income tax expense decreased $67,000, or 23.7%, to $216,000 for the year ended December 31, 2022 from $283,000 for the year ended December 31, 2021. The effective tax rate was 16.6% for the year ended December 31, 2022 as compared to 16.7% for the year ended December 31, 2021.

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

Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff.  This committee is charged with developing and implementing an asset/liability management plan and meets monthly to review pricing and liquidity needs and assess our interest rate risk.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank.  At December 31, 2022, we had $26.5 million outstanding in advances from the Federal Home Loan Bank, and had the ability to borrow approximately $62.3 million based on our collateral capacity.  At December 31, 2022, we had an additional $15.5 million in lines of credit available with other financial institutions.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.9 million for the year ended December 31, 2022 and $3.4 million for the year ended December 31, 2021.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $28.4 million for the year ended December 31, 2022 and $12.7 million for the year ended December 31, 2021.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $12.5 million for the year ended December 31, 2022 and $3.4 million for the year ended December 31, 2021.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank.  Generations Bank paid dividends of $1.3 million to Generations Bancorp during the year ended December 31, 2022 and no dividends during the year ended December 31, 2021.  See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Generations Bank to pay dividends.  At December 31, 2022, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $1.8 million.

At December 31, 2022, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 16 to the Consolidated Financial Statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2022 is effective using these criteria.

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

(d)Changes in Internal Controls

During the year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Generations Bancorp has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at www.mygenbank.com under “About Us – Investor Relations – Governance.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(c)Changes in Control

Management of Generations Bancorp knows of no arrangements, including any pledge by any person of securities of Generations Bancorp NY, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2023 Proxy Statement are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms

(B)	Consolidated Statements of Financial Condition for the years ended December 31, 2022 and 2021

(C)	Consolidated Statements of Income for the years ended December 31, 2022 and 2021

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

(E)	Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2022 and 2021

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Generations Bancorp NY, Inc.(1)
3.2	Bylaws of Generations Bancorp NY, Inc. (2)
4.1	Form of Common Stock Certificate of Generations Bancorp NY, Inc. (1)
4.2	Description of Generations Bancorp NY, Inc.’s Securities (3)
10.1	Amended and Restated Employment Agreement by and between Generations Bank and Menzo D. Case (1)
10.2	Generations Bank Amended and Restated Directors Retirement Plan (1)
10.3	Amended and Restated Supplemental Executive Retirement Plan for Menzo Case (1)
21	Subsidiaries (3)
23	Consent of Independent Accounting Firm
23.1	Consent of Independent Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-248742), filed on September 11, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2021.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: March 24, 2023	/s/ Menzo D. Case
Menzo D. Case
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Menzo D. Case	President, Chief Executive Officer, and Director	March 24, 2023
Menzo D. Case	(Principal Executive Officer)

/s/ Angela M. Krezmer	Chief Financial Officer	March 24,2023
Angela M. Krezmer	(Principal Financial Officer)

/s/ Bradford M. Jones	Chairman of the Board	March 24, 2023
Bradford M. Jones

/s/ Dr. Jose A. Acevedo	Vice Chairman of the Board	March 24, 2023
Dr. Jose A. Acevedo

/s/ Cynthia S. Aikman	Director	March 24, 2023
Cynthia S. Aikman

/s/ James E. Gardner	Director	March 24, 2023
James E. Gardner

/s/ Gerald Macaluso	Director	March 24, 2023
Gerald Macaluso

/s/ Dr. Frank J. Nicchi	Director	March 24, 2023
Dr. Frank J. Nicchi

/s/ Dr. August P. Sinicropi	Director	March 24, 2023
Dr. August P. Sinicropi

/s/ Vincent P. Sinicropi	Director	March 24, 2023
Vincent P. Sinicropi

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

of Generations Bancorp NY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Generations Bancorp NY, Inc. (the “Company”) as of December 31, 2022, and the related statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Generations Bancorp NY, Inc. as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Bonadio & Co., LLP

Syracuse, New York

March 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Generations Bancorp NY, Inc.

Seneca Falls, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Generations Bancorp NY, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2020 to 2021.

/s/ FORVIS, LLP

(Formerly BKD, LLP)

Cincinnati, Ohio

March 24, 2022

Generations Bancorp NY, Inc.

Consolidated Statements of Financial Condition

	At December 31,	At December 31,
(In thousands, except share data)	2022	2021

ASSETS:
Cash and due from banks	$3,955	$4,051
Interest earning deposits	4,049	16,946
Total cash and cash equivalents	8,004	20,997
Investment securities available-for-sale, at fair value	33,050	36,975
Investment securities held-to-maturity (fair value 2022-$1,301, 2021-$1,721)	1,587	1,778
Equity investment securities, at fair value	307	350
Federal Home Loan Bank stock, at cost	1,740	1,450
Loans	306,377	279,961
Less: Allowance for loan losses	(2,497)	(1,841)
Loans receivable, net	303,880	278,120
Premises and equipment, net	14,863	15,345
Bank-owned life insurance	7,351	7,890
Pension plan asset	10,697	11,107
Foreclosed real estate & repossessed assets	12	27
Goodwill	792	792
Intangible assets, net	718	783
Accrued interest receivable	1,304	1,249
Other assets	1,988	2,086
Total assets	$386,293	$378,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$54,609	$57,540
Interest-bearing	263,069	254,509
Total deposits	317,678	312,049
Short-term borrowings	16,200	—
Long-term borrowings	10,334	17,760
Advances from borrowers for taxes and insurance	2,653	2,443
Other liabilities	2,100	3,218
Total liabilities	348,965	335,470
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2022 and 2021; 2,348,748 and 2,458,261 shares issued and outstanding at December 31, 2022 and 2021, respectively	24	26
Additional paid in capital	23,002	24,494
Retained earnings	22,512	21,669
Accumulated other comprehensive loss	(6,467)	(966)
Stock held in rabbi trust	(698)	(654)
Unearned ESOP shares, at cost	(1,045)	(1,090)
Total shareholders' equity	37,328	43,479
Total liabilities and shareholders' equity	$386,293	$378,949

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2022	2021

Interest and dividend income:
Loans, including fees	$12,023	$12,576
Debt and equity securities:
Taxable	722	519
Tax-exempt	414	404
Interest-earning deposits	84	23
Other	61	81
Total interest income	13,304	13,603
Interest expense:
Deposits	1,474	1,260
Short-term borrowings	216	—
Long-term borrowings	244	415
Subordinated debt	—	9
Total interest expense	1,934	1,684
Net interest income	11,370	11,919
Provision for loan losses	631	540
Net interest income after provision for loan losses	10,739	11,379
Noninterest income:
Banking fees and service charges	1,588	1,579
Mortgage banking income, net	44	57
Insurance commissions	451	722
(Loss) Earnings on bank-owned life insurance	(28)	113
Change in fair value on equity securities	(45)	27
Net gain on sale of securities	—	10
Other charges, commissions & fees	107	218
Total noninterest income	2,117	2,726
Noninterest expense:
Compensation and benefits	4,891	5,299
Occupancy and equipment	2,005	2,087
Impairment of long-lived assets	—	300
Service charges	2,100	2,035
Regulatory assessments	208	299
Professional and other services	743	643
Advertising	428	433
Other expenses	1,178	1,313
Total noninterest expenses	11,553	12,409
Income before income tax expense	1,303	1,696
Income tax expense	216	283
Net income	$1,087	$1,413
Net income available to common shareholders	$1,087	$1,413
Basic and diluted earnings per common share	$0.47	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(In thousands)	2022	2021

Net income	$1,087	$1,413
Other comprehensive income (loss), before tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period	(5,214)	(634)
Reclassification adjustment for net gains included in net income	—	(10)
Net unrealized losses on securities available-for-sale	(5,214)	(644)
Defined benefit pension plan:
Net gains (losses) arising during the period	(1,748)	1,098
Reclassification of amortization of net losses recognized in net pension expense	—	114
Net change in defined benefit pension plan asset	(1,748)	1,212
Other comprehensive income (loss), before tax	(6,962)	568
Tax effect	1,461	(119)
Other comprehensive income (loss), net of tax	(5,501)	449
Total comprehensive income (loss)	$(4,414)	$1,862

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated		Stock
		Additional		Other		Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Treasury	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Stock	Trust	Shares	Total
Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479
Net income	—	—	1,087	—	—	—	—	1,087
Other comprehensive loss	—	—	—	(5,501)	—	—	—	(5,501)
Effect of stock repurchase plan	(2)	(1,626)	(244)	—	—	—	—	(1,872)
Stock-based compensation	—	128	—	—	—	—	—	128
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	6	—	—	—	—	45	51
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$—	$(698)	$(1,045)	$37,328

Balance, December 31, 2020	$26	$11,954	$20,256	$(1,415)	$(614)	$(290)	$(31)	$29,886
Net income	—	—	1,413	—	—	—	—	1,413
Proceeds from issuance of 1,477,575 shares of common stock (which included 109,450 shares related to the ESOP), net of the offering cost of $1.65 million	—	13,151	—	—	—	—	(1,104)	12,047
Treasury stock retired	—	(614)	—	—	614	—	—	—
Other comprehensive income	—	—	—	449	—	—	—	449
Purchase of common stock for Directors Retirement Plan	—	—	—	—	—	(350)	—	(350)
Purchase of common stock for SERPs	—	—	—	—	—	(14)	—	(14)
ESOP shares committed to be released	—	3	—	—	—	—	45	48
Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$—	$(654)	$(1,090)	$43,479

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES
Net income	$1,087	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	631	540
Deferred income tax expense	200	184
Realized gains on sales of:
Premises and equipment	—	(59)
Available-for-sale investment securities	—	(10)
Change in fair value on equity securities	45	(27)
Impairment of long-lived asset	—	300
Depreciation	943	1,027
Amortization of intangible asset	65	65
Amortization of fair value adjustment to purchased loan portfolio	(69)	(69)
ESOP expense	51	48
Stock-based compensation	128	—
Amortization of deferred loan costs	110	89
Loss (Earnings) on bank-owned life insurance	28	(113)
Proceeds from bank-owned life insurance premium	511	—
Change in pension plan assets	(1,338)	(1,175)
Net amortization of premiums and discounts on investment securities	159	324
Net change in accrued interest receivable	(55)	(70)
Net change in other assets and liabilities	451	935
Net cash provided by operating activities	2,947	3,402
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(3,685)	(27,122)
Net change in interest-bearing deposits	—	(650)
Net proceeds from the (purchase of) redemption of Federal Home Loan Bank stock	(290)	542
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	2,239	2,972
Held-to-maturity investment securities	187	346
Proceeds from sale of:
Available-for-sale investment securities	—	4,149
Real estate and repossessed assets acquired	84	105
Premises and equipment	—	555
Net change in loans	(26,501)	6,873
Purchase of premises and equipment	(461)	(425)
Net cash used in investing activities	(28,427)	(12,655)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(24,469)	10,255
Net change in time deposits	30,098	(7,752)
Net change in short-term borrowings	16,200	—
Payments on long-term borrowings	(8,407)	(9,868)
Repayment from subordinated debt offering	—	(1,235)
Proceeds from long-term borrowings	981	—
Purchase of common stock for directors retirement plan	(13)	(13)
Purchase of common stock of SERP	(31)	(14)
Net proceeds from stock offering and conversion	—	13,151
Effect of stock repurchase plan	(1,872)	—
Purchase of common stock for ESOP	—	(1,104)
Net cash provided by financing activities	12,487	3,420
Net change in cash and cash equivalents	(12,993)	(5,833)
Cash and cash equivalents at beginning of period	20,997	26,830
Cash and cash equivalents at end of period	$8,004	$20,997
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$1,807	$1,700
Transfer of loans to foreclosed real estate and repossessed assets	69	87

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

December 31, 2022 and December 31, 2021

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

December 31, 2022 and December 31, 2021

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

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, commercial real estate loans, multi-family, and home equity loans comprise approximately 58% of the portfolio in 2022 and 55% in 2021. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

The indirect automobile program loans and the loans originated under a direct sub-prime automobile program, are evaluated separately from the rest of the consumer loan portfolio. Due to the inherent risk of the program loans, they are evaluated based on the historical losses in the portfolio and discounted collateral values. Since this piece of the portfolio no longer enjoys the participation of the dealers, their continuing reserves, and dealer cooperation, there are no longer available cash reserves accumulated as part of the indirect loan assignment agreements with local dealers. The direct sub-prime automobile program was offered to consumers for approximately nine months in 2014. The program was discontinued after a detailed analysis revealed that the loan type carried higher risk characteristics than the other automobile portfolios. We have analyzed the historical loss factors to date and have assigned higher reserve factors to these loans to represent the associated risk. Reserves for this loan type are based on the rate of delinquency, the prospect of payment established by collection efforts, and discounted collateral values.

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

December 31, 2022 and December 31, 2021

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

Land is carried at cost. Buildings, improvements, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is provided on a straight-line basis over the estimated useful lives of the related assets, which is generally 15 to 40 years for buildings and 3 to 10 years for furniture, equipment, computers, and software. Leasehold improvements, if any, are amortized over the shorter of the terms of the lease or useful life. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

j.	Bank-owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. In 2012, the Bank purchased additional BOLI to offset the cost of the director’s retirement plan and the addition of a supplemental executive retirement plan. The 2012 purchase of $2 million in additional BOLI on senior management includes a split-dollar arrangement on a portion of the insurance benefit. The policies are carried at the cash surrender value and the liability for the split dollar arrangement is recorded in other liabilities. Income from the increase in cash surrender value of the policies is included in noninterest income on the consolidated statements of income. One of the Bank’s BOLI policies includes a stable value wrapper policy that provides for book value accounting of the policy’s cash value accumulations with the periodic credit rating adjusted to recapture any losses greater than the stable value wrapper coverage. In the event that the market value falls below the stable value wrapper ratio limit of 87% of our total cash surrender value, the Bank’s

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

book value would be written down to reduce the market value loss to 13%. Decreases in book value are recovered over time through higher crediting rate resets.

k.	Intangible Assets and Goodwill

Intangible assets represent acquired assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets include customer lists and covenants not to compete that were acquired in connection with business acquisitions. Goodwill represents the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. The value of goodwill is tested at least annually for impairment. At December 31, 2022 the value of goodwill recorded was $792,000.

As part of recording the purchase of assets and liabilities of Medina Savings and Loan Association at fair value upon the September 29, 2018 merger, Generations Bank recorded a $964,000 Core Deposit Intangible (“CDI”). The CDI valuation method employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. A positive valuation results because the overall cost of core deposits (interest rate plus operating expense less other income) is lower than the cost of a laddered portfolio of borrowings structured with the same maturity as the projected core deposit base. As of the Valuation Date, the value of Medina’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. This asset is amortized over 15 years in accordance with the fair value analysis provided by a third-party.

The Company reviews its identifiable assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable.

Goodwill represents the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. The stock purchase of the John G. Sweeney Agency, Inc. was recorded as goodwill of $792,000. The value of goodwill is tested at least annually for impairment. The MSL merger did not have goodwill. The goodwill will be disposed of upon the completion of the sale of Generations Insurance Agency to The Northwoods Corporation in 2023.

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

The Bank sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full-time employees. Acquisitions of the Holding Company’s common stock for the Plan by the Bank were funded internally through a borrowing from the Holding Company, which is repayable annually with interest over twenty-five years. The cost of shares issued to the ESOP but not allocated to participants is presented in the consolidated statement of financial condition as a reduction of shareholders’ equity. ESOP shares are released to participants proportionately as the loan is repaid. Allocations to individual accounts are based on participant compensation. As shares are committed to be released to participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in-capital. Dividends on allocated shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt and accrued interest.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The Company has a Directors Retirement Plan for the benefit of its eligible non-employee members of the Board of Directors of the Company. This plan is an unfunded arrangement and intended to comply with Internal Revenue Code Section 409A. The plan allows for deferred compensation elections and a supplemental contribution by the Bank. The plan has been frozen to new members that joined our Board after our 2018 annual meeting. The Company also has a supplemental executive retirement plan, under Internal Revenue Code Section 409A, for selected officers. This plan is an unfunded arrangement that consists of an annual contribution calculated based on a target benefit.

m.	Foreclosed Real Estate and Repossessed Assets

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition less estimated selling costs. The following table represents the detail of such assets at December 31:

	At December 31,
(In thousands)	2022	2021

Foreclosed real estate	$12	$27
Repossessed assets	—	—
	$12	$27

Write-downs from cost to fair value less estimated selling costs, which are required at the time of foreclosure or repossession, are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of estimated selling costs and the net operating expenses of foreclosed and repossessed assets, are charged to other noninterest expenses and were approximately $15,000 and $7,000 for years ended 2022 and 2021, respectively.

At December 31, 2022 there were 13 one- to four-family residential mortgage loans, two home equity loans, one nonresidential loan, and one commercial loan in the process of foreclosure for a total of $1.6 million. At December 31, 2021 there were 12 one- to four-family residential mortgage loans, two home equity loans, two nonresidential loans, and two commercial loans in the process of foreclosure for a total of $1.3 million.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2022 and 2021, the Company had no uncertain tax positions.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income are as follows:

	For Years Ended
	December 31,
(In thousands)	2022	2021

Unrealized gains on securities available-for-sale:
Unrealized holding losses arising during the period	$1,095	$133
Reclassification adjustment for net gains included in net income	—	2
Net unrealized gains on securities available-for-sale	1,095	135
Defined benefit pension plan:
Net plan (gains) losses arising during the period	366	(231)
Reclassification of amortization of net losses and prior service credit recognized in net pension expense	—	(23)
Net change in defined benefit pension plan asset	366	(254)
	$1,461	$(119)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Year Ended December 31,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(4,120)	(1,381)	(5,501)
Net current-period other comprehensive loss	(4,120)	(1,381)	(5,501)
Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)

Balance, December 31, 2020	$723	$(2,138)	$(1,415)
Other comprehensive income (loss) before reclassifications	(500)	867	367
Amounts reclassified from AOCI to the income statement	(8)	90	82
Net current-period other comprehensive income (loss)	(508)	957	449
Balance, December 31, 2021	$215	$(1,181)	$(966)

q.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of shares is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the year ended December 31, 2022. The Company had anti-dilutive shares of 40,075 as of the year-ended December 31, 2022. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders. On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the year ended December 31, 2022. The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(In thousands, except per share data)	2022	2021
Net income available to common stockholders	$1,087	$1,413
Weighted-average common shares outstanding	2,310	2,352
Earnings per common share - basic and diluted	$0.47	$0.60

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

In addition, the amended guidance requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The calculation of credit losses for available-for-sale securities will be similar to how it is determined under existing guidance.

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

The Allowance for Loan Losses (“ALL”) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company has changed its processes and procedures to calculate the allowance for credit losses, including changes in assumptions and

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has developed its approach for determining expected credit losses under the new guidance, including the licensing of new software, working on model development, model validation, development of a qualitative framework, and data sourcing. The total impact of CECL to the Company’s financial statements is known and is not deemed to be material. The Company adopted CECL effective January 1, 2023. For additional information on the allowance for loan losses, see Notes 5 and 6 to these condensed consolidated financial statements.

s.	Reclassifications

Certain reclassifications have been made to the 2021 consolidated financial statements to conform to the 2022 consolidated financial statement presentation.  These reclassifications had no effect on net earnings.

3.Balances at Other Banks

The Bank may be required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2022, and 2021, the Bank did not have a reserve requirement.

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$25	$—	$(1)	$24
Corporate bonds	21,032	58	(2,896)	18,194
State and political subdivisions	16,935	2	(2,105)	14,832
Total securities available-for-sale	$37,992	$60	$(5,002)	$33,050

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(252)	$398
Residential mortgage-backed - US agency and GSEs	937	1	(35)	903
Total securities held-to-maturity	$1,587	$1	$(287)	$1,301

Equity securities:
Large cap equity mutual fund	$37			$37
Other mutual funds	270			270
Total of equity securities	$307			$307

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$33	$1	$(1)	$33
Corporate bonds	18,589	266	(812)	18,043
State and political subdivisions	18,081	887	(69)	18,899
Total securities available-for-sale	$36,703	$1,154	$(882)	$36,975

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(79)	$571
Residential mortgage-backed - US agency and GSEs	1,128	25	(3)	1,150
Total securities held-to-maturity	$1,778	$25	$(82)	$1,721

Equity securities:
Large cap equity mutual fund	$45			$45
Other mutual funds	305			305
Total of equity securities	$350			$350

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At December 31, 2022
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$19	$(1)	$19	$(1)
Corporate bonds	7,028	(725)	8,105	(2,171)	15,133	(2,896)
State and political subdivisions	10,330	(1,421)	4,133	(684)	14,463	(2,105)
Total securities available-for-sale	$17,358	$(2,146)	$12,257	$(2,856)	$29,615	$(5,002)
Securities held-to-maturity:
Structured certificates of deposit	$—	$—	$398	$(252)	$398	$(252)
Residential mortgage-backed - US agency and GSEs	691	(26)	206	(9)	897	(35)
Total securities held-to-maturity	$691	$(26)	$604	$(261)	$1,295	$(287)

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2021
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$23	$(1)	$23	$(1)
Corporate bonds	9,925	(812)	—	—	9,925	(812)
State and political subdivisions	4,774	(69)	—	—	4,774	(69)
Total securities available-for-sale	$14,699	$(881)	$23	$(1)	$14,722	$(882)
Securities held-to-maturity:
Structured certificates of deposit	$571	$(79)	$—	$—	$571	$(79)
Residential mortgage-backed - US agency and GSEs	—	—	156	(3)	156	(3)
Total securities held-to-maturity	$571	$(79)	$156	$(3)	$727	$(82)

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

Nineteen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2022. The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”). All of the 19 government-backed securities that have unrealized losses are immaterial, with an average deficiency of $1,900. None of the securities demonstrate a steadily increasing loss ratio and values fluctuate in reaction to the uncertainty of the economy. Principal and interest continue to be received on all securities as anticipated. The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis. With the government guarantees in place, management does not expect losses on these securities. No OTTI is deemed present on these securities.

There are 114 bond issues held by the Company that have an unrealized loss at December 31, 2022. The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term rates, and as interest rates increase, the bond values decrease.  Within this portfolio are three issued by corporate entities that have an aggregate loss of $1.1 million. These bonds have variable rates and reprice based upon the spread between immediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the yield curve.  In addition, the credit quality of the bond issuers has also been reviewed with no concerns noted. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2022 by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of debt securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At December 31, 2022
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$431	$426	$—	$—
Due over one year through five years	3,151	3,004	—	—
Due over five through ten years	4,343	3,593	—	—
Due after ten years	30,042	26,003	—	—
	37,967	33,026	—	—
Structured certificates of deposit	—	—	650	398
Residential mortgage-backed securities	25	24	937	903
Total	$37,992	$33,050	$1,587	$1,301

Gross realized gains on sales and redemptions of securities for the years ended December 31 are detailed below:

	Year Ended December 31,
(In thousands)	2022	2021

Realized gains	$—	$10
	$—	$10

Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis. Securities with a fair value of $10,045,000, and $8,775,000 were pledged to collateralize certain deposit arrangements at December 31, 2022 and 2021.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

5.Loans Receivable

Major classifications of loans are as follows:

	At December 31,
(In thousands)	2022	2021

Originated Loans:
Residential mortgages:
One- to four-family	$129,448	$102,766
Construction	387	—
	129,835	102,766
Commercial loans:
Real estate - nonresidential	15,262	19,734
Multi-family	854	456
Commercial business	11,594	12,366
	27,710	32,556
Consumer:
Home equity and junior liens	11,027	8,840
Manufactured homes	50,989	47,717
Automobile	24,339	22,666
Student	1,803	2,096
Recreational vehicle	26,909	29,463
Other consumer	7,125	5,408
	122,192	116,190
Total originated loans	279,737	251,512
Net deferred loan costs	16,274	15,650
Less allowance for loan losses	(2,497)	(1,841)
Net originated loans	$293,514	$265,321

	At December 31,
(In thousands)	2022	2021

Acquired Loans:
Residential mortgages:
One- to four-family	$8,553	$10,295
	8,553	10,295
Commercial loans:
Real estate - nonresidential	1,419	1,744
Commercial business	83	162
	1,502	1,906
Consumer:
Home equity and junior liens	535	861
Other consumer	47	84
	582	945
Total acquired loans	10,637	13,146
Net deferred loan costs	(53)	(60)
Fair value credit and yield adjustment	(218)	(287)
Net acquired loans	$10,366	$12,799

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31,
(In thousands)	2022	2021

Total Loans:
Residential mortgages:
One- to four-family	$138,001	$113,061
Construction	387	—
	138,388	113,061
Commercial loans:
Real estate - nonresidential	16,681	21,478
Multi-family	854	456
Commercial business	11,677	12,528
	29,212	34,462
Consumer:
Home equity and junior liens	11,562	9,701
Manufactured homes	50,989	47,717
Automobile	24,339	22,666
Student	1,803	2,096
Recreational vehicle	26,909	29,463
Other consumer	7,172	5,492
	122,774	117,135
Total Loans	290,374	264,658
Net deferred loan costs	16,221	15,590
Fair value credit and yield adjustment	(218)	(287)
Less allowance for loan losses	(2,497)	(1,841)
Loans receivable, net	$303,880	$278,120

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

December 31, 2022 and December 31, 2021

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

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At December 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$125,949	$1,066	$2,433	$—	$129,448
Construction	387	—	—	—	387
	126,336	1,066	2,433	—	129,835
Commercial loans:
Real estate - nonresidential	12,870	1,691	701	—	15,262
Multi-family	854	—	—	—	854
Commercial business	8,349	2,529	716	—	11,594
	22,073	4,220	1,417	—	27,710
Consumer:
Home equity and junior liens	10,891	14	122	—	11,027
Manufactured homes	50,297	324	368	—	50,989
Automobile	24,188	130	21	—	24,339
Student	1,735	—	68	—	1,803
Recreational vehicle	26,445	329	135	—	26,909
Other consumer	7,004	121	—	—	7,125
	120,560	918	714	—	122,192
Total originated loans	$268,969	$6,204	$4,564	$—	$279,737

	At December 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$8,335	$45	$173	$—	$8,553
	8,335	45	173	—	8,553
Commercial loans:
Real estate - nonresidential	1,419	—	—	—	1,419
Commercial business	83	—	—	—	83
	1,502	—	—	—	1,502
Consumer:
Home equity and junior liens	485	—	50	—	535
Other consumer	47	—	—	—	47
	532	—	50	—	582
Total acquired loans	$10,369	$45	$223	$—	$10,637

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$134,284	$1,111	$2,606	$—	$138,001
Construction	387	—	—	—	387
	134,671	1,111	2,606	—	138,388
Commercial loans:
Real estate - nonresidential	14,289	1,691	701	—	16,681
Multi-family	854	—	—	—	854
Commercial business	8,432	2,529	716	—	11,677
	23,575	4,220	1,417	—	29,212
Consumer:
Home equity and junior liens	11,376	14	172	—	11,562
Manufactured homes	50,297	324	368	—	50,989
Automobile	24,188	130	21	—	24,339
Student	1,735	—	68	—	1,803
Recreational vehicle	26,445	329	135	—	26,909
Other consumer	7,051	121	—	—	7,172
	121,092	918	764	—	122,774
Total loans	$279,338	$6,249	$4,787	$—	$290,374

	At December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$99,294	$1,110	$2,362	$—	$102,766
	99,294	1,110	2,362	—	102,766
Commercial loans:
Real estate - nonresidential	14,464	3,045	2,225	—	19,734
Multi-family	456	—	—	—	456
Commercial business	10,256	1,112	998	—	12,366
	25,176	4,157	3,223	—	32,556
Consumer:
Home equity and junior liens	8,753	41	46	—	8,840
Manufactured homes	47,717	—	—	—	47,717
Automobile	22,558	64	44	—	22,666
Student	2,096	—	—	—	2,096
Recreational vehicle	29,424	39	—	—	29,463
Other consumer	5,376	32	—	—	5,408
	115,924	176	90	—	116,190
Total originated loans	$240,394	$5,443	$5,675	$—	$251,512

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

December 31, 2022 and December 31, 2021

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

An age analysis of past due loans, segregated by class of loans are as follows:

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$2,967	$1,158	$2,432	$6,557	$122,891	$129,448
Construction	—	—	—	—	387	387
	2,967	1,158	2,432	6,557	123,278	129,835
Commercial loans:
Real estate - nonresidential	254	—	416	670	14,592	15,262
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,307	11,594
	383	—	574	957	26,753	27,710
Consumer loans:
Home equity and junior liens	193	85	122	400	10,627	11,027
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	95	122	—	217	6,908	7,125
	2,391	990	714	4,095	118,097	122,192
Total originated loans	$5,741	$2,148	$3,720	$11,609	$268,128	$279,737

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$268	$103	$173	$544	$8,009	$8,553
	268	103	173	544	8,009	8,553
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,419	1,419
Commercial business	—	—	—	—	83	83
	—	—	—	—	1,502	1,502
Consumer loans:
Home equity and junior liens	—	—	50	50	485	535
Other consumer	8	—	—	8	39	47
	8	—	50	58	524	582
Total acquired loans	$276	$103	$223	$602	$10,035	$10,637

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,235	$1,261	$2,605	$7,101	$130,900	$138,001
Construction	—	—	—	—	387	387
	3,235	1,261	2,605	7,101	131,287	138,388
Commercial loans:
Real estate - nonresidential	254	—	416	670	16,011	16,681
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,390	11,677
	383	—	574	957	28,255	29,212
Consumer loans:
Home equity and junior liens	193	85	172	450	11,112	11,562
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	103	122	—	225	6,947	7,172
	2,399	990	764	4,153	118,621	122,774
Total loans	$6,017	$2,251	$3,943	$12,211	$278,163	$290,374

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2021
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,455	$825	$2,577	$6,857	$106,204	$113,061
	3,455	825	2,577	6,857	106,204	113,061
Commercial loans:
Real estate - nonresidential	389	—	416	805	20,673	21,478
Multi-family	—	—	—	—	456	456
Commercial business	27	8	161	196	12,332	12,528
	416	8	577	1,001	33,461	34,462
Consumer loans:
Home equity and junior liens	149	31	66	246	9,455	9,701
Manufactured homes	922	615	—	1,537	46,180	47,717
Automobile	168	64	44	276	22,390	22,666
Student	95	—	—	95	2,001	2,096
Recreational vehicle	605	39	—	644	28,819	29,463
Other consumer	75	32	—	107	5,385	5,492
	2,014	781	110	2,905	114,230	117,135
Total loans	$5,885	$1,614	$3,264	$10,763	$253,895	$264,658

Non-accrual loans, segregated by class of loan, were as follows:

	At December 31,
(In thousands)	2022	2021

Residential mortgage loans:
One- to four-family	$2,605	$2,577
	2,605	2,577
Commercial loans:
Real estate - nonresidential	416	416
Commercial business	587	161
	1,003	577
Consumer loans:
Home equity and junior liens	172	66
Manufactured homes	368	—
Automobile	21	44
Student	68	—
Recreational vehicle	135	—
	764	110
Total non-accrual loans	$4,372	$3,264

There were no loans past due more than ninety days and still accruing interest at December 31, 2022 and 2021.

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

December 31, 2022 and December 31, 2021

with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

There were no loans that had been modified as a TDR during the year ended December 31, 2022 and there were seven loans that were modified as a TDR during the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, there were no defaults on TDRs that were modified within the twelve months prior to the default date. A default for these purposes is defined as a loan that reaches 90 days past due.

The table below details the loans that have been modified as a troubled debt restructuring for the year ended December 31, 2021.

	Year Ended December 31, 2021
			Post-
		Pre-Modification	Modification	Current
		Outstanding	Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
One- to four-family residential mortgages	4	$336	$336	$—
Commercial business	3	46	46	—

The TDR loans that were modified during the year ended December 31, 2021 were paid off during the three months ended June 30, 2022.

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. Each modification was done to alleviate the borrowers’ financial difficulties and keep the collateral from repossession when the borrower met the eligibility criteria. There was one TDR totaling $7,000 in non-accrual status due to delinquency greater than 90 days. All other TDR loans continue to accrue interest.

At December 31, 2021, the Company had 15 loans with an outstanding balance of $3.0 million in the portfolio.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The following table summarizes impaired loans information by portfolio class:

	At December 31, 2022
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance

With no related allowance recorded:
One- to four-family residential mortgages	$2,560	$2,641	$—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—

Total:
One- to four-family residential mortgages	2,560	2,641	—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—
	$4,159	$4,362	$—

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,352	$2,423	$—
Commercial real estate - nonresidential	416	516	—
Commercial business	73	73	—
Home equity and junior liens	67	67	—

With an allowance recorded:
One- to four-family residential mortgages	224	224	7
Commercial business	55	55	12

Total:
One- to four-family residential mortgages	2,576	2,647	7
Commercial real estate - nonresidential	416	516	—
Commercial business	128	128	12
Home equity and junior liens	67	67	—
	$3,187	$3,358	$19

The following table represents the average recorded investment in impaired loans:

	Year Ended December 31,
(In thousands)	2022	2021

One- to four-family residential mortgages	$2,562	$2,607
Commercial real estate - nonresidential	708	416
Commercial business	764	130
Home equity and junior liens	181	71
	$4,215	$3,224

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The following table presents interest income recognized on impaired loans:

	Year Ended December 31,
(In thousands)	2022	2021

One- to four-family residential mortgages	$63	$78
Commercial real estate - nonresidential	16	1
Commercial business	33	1
Home equity and junior liens	3	2
	$115	$82

6.	Servicing

At December 31, 2022 and 2021 one- to four-family residential mortgage loans serviced for others amounted to approximately $9.9 million and $11.9 million, respectively. These loans are not included in the accompanying consolidated statements of financial condition. A portion of the serviced loan portfolio, with outstanding balances totaling $8.3 million and $10.3 million at December 31, 2022 and 2021, was sold with limited recourse provisions. See Note 18 for further information.

The balance of capitalized servicing rights included in other assets at December 31, 2022 and 2021, was $14,000 and $17,000, respectively. Annual amortization of servicing rights is immaterial.

7.Allowance for Loan Loss

Changes in the allowance for loan losses and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at and for the years ended December 31 are summarized as follows:

	Year Ended December 31, 2022
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$688	$—	$630	$2	$—	$161
Charge-offs	(37)	—	—	—	—	(14)
Recoveries	18	—	—	—	—	2
Provision (credit) for loan losses	118	2	(311)	2	—	99
Ending balance	$787	$2	$319	$4	$—	$248
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$787	$2	$319	$4	$—	$248
Loans receivable:
Ending balance	$138,001	$387	$16,681	$854	$—	$11,677
Ending balance: individually evaluated for impairment	$2,560	$—	$701	$—	$—	$717
Ending balance: collectively evaluated for impairment	$135,441	$387	$15,980	$854	$—	$10,960

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	Year Ended December 31, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Charge-offs	(10)	—	(59)	(29)	(1)	(2)	—	(152)
Recoveries	—	—	149	3	1	4	—	177
Provision (credit) for loan losses	36	8	(62)	17	646	76	—	631
Ending balance	$65	$110	$135	$55	$646	$126	$—	$2,497
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$65	$110	$135	$55	$646	$126	$—	$2,497
Loans receivable:
Ending balance	$11,562	$50,989	$24,339	$1,803	$26,909	$7,172	$—	$290,374
Ending balance: individually evaluated for impairment	$181	$—	$—	$—	$—	$—	$—	$4,159
Ending balance: collectively evaluated for impairment	$11,381	$50,989	$24,339	$1,803	$26,909	$7,172	$—	$286,215

	Year Ended December 31, 2021
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$457	$—	$319	$26	$—	$617
Charge-offs	(117)	—	(386)	—	—	(84)
Recoveries	28	—	16	12	—	7
Provision (credit) for loan losses	320	—	681	(36)	—	(379)
Ending balance	$688	$—	$630	$2	$—	$161
Ending balance: related to loans individually evaluated for impairment	$7	$—	$—	$—	$—	$12
Ending balance: related to loans collectively evaluated for impairment	$681	$—	$630	$2	$—	$149
Loans receivable:
Ending balance	$113,061	$—	$21,478	$456	$—	$12,528
Ending balance: individually evaluated for impairment	$2,576	$—	$416	$—	$—	$128
Ending balance: collectively evaluated for impairment	$110,485	$—	$21,062	$456	$—	$12,400

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

9.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	At December 31,
(In thousands)	2022	2021
Premises:
Land	$3,867	$3,867
Buildings and improvements	18,265	18,049
Equipment	7,493	7,256
Construction in progress	39	31
	29,664	29,203
Less: Accumulated depreciation	14,801	13,858
	$14,863	$15,345

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

10.	Intangible Assets and Goodwill

Intangible assets and goodwill are summarized as follows:

	At December 31, 2022
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(4)	$1
Core deposit intangible	964	(247)	717
Goodwill	792	—	792
	$1,761	$(251)	$1,510

	At December 31, 2021
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(4)	$1
Core deposit intangible	964	(182)	782
Goodwill	792	—	792
	$1,761	$(186)	$1,575

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

On September 29, 2018, the Company merged Medina Savings and Loan Association (“MSL”) into Generations Bank. The transaction was structured as a merger with a mutual entity. The consideration paid represents the appraised value of MSL. 171,440 shares of Company stock was issued to the Mutual Holding Company based on the market price per share of the Company as of the date of the merger. The assets and liabilities of MSL were marked to fair value as of the date of the merger. The fair value of the Core Deposit Intangible (“CDI”), was determined using such factors as deposit mix, interest costs, fee income generated, and servicing costs. It is the economic benefit that a holder of deposits could expect to realize from the deposit base versus using an alternative source of funds. The CDI valuation employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. As of the valuation date, the intangible value of MSL’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. The fair value calculations include the present value of tax benefits assuming the intangible asset is amortized on a straight-line basis over 15 years with an effective tax rate of 21%.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Amortization expense for the core intangible asset for the year ended December 31, 2022 was $64,000, as well as the estimated aggregate amortization expense for each of the five succeeding years is summarized as follows:

Amortization
For Years Ended December 31,	Expense
(In thousands)
2023	$64
2024	64
2025	64
2026	64
2027	64
$320

Goodwill previously recorded is being amortized for federal and state income tax purposes.

There were no impairment losses on intangible assets or goodwill for the years ended December 31, 2022 and 2021.

11.Deposits

Deposits, by deposit type, are summarized as follows:

	At December 31,
(In thousands)	2022	2021
Checking accounts, non-interest bearing	$54,609	$57,540
Checking accounts, interest-bearing	38,137	37,169
Money market accounts	26,456	31,333
Savings accounts	92,643	110,272
Time deposits	105,833	75,735
	$317,678	$312,049

We participate in reciprocal deposit services for our customers through the CDARS and Insured Cash Sweep networks. Included in time deposits in the above table are $33.0 million and $19.0 million in these reciprocal deposits as of December 31, 2022 and 2021, respectively.  All brokered time deposits had balances less than $250,000.  Early withdrawal of these deposits is not permitted.

Scheduled maturities of time deposits, including those that were obtained through the third party broker, are summarized as follows:

(In thousands)	At December 31, 2022

2023	$89,200
2024	8,571
2025	6,442
2026	719
2027	676
Thereafter	225
$105,833

T

The aggregate amount of time deposits with balances equal to or greater than $250,000 was $29,087,000 and $24,164,000 at December 31, 2022 and 2021, respectively.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

12.Borrowings

The composition of borrowings is as follows:

	At December 31,
(In thousands)	2022	2021
Short-term:
FHLB Advances	$16,200	$—
Long-term:
FHLB fixed-rate term advances	$2,281	$3,300
FHLB fixed-rate amortizing advances	8,053	14,460
Total long-term borrowings	$10,334	$17,760

The principal balances and interest rates of the above fixed-rate borrowings are as follows:

	At December 31, 2022
(In thousands)	Principal	Rates
Short-term:
FHLB advances	$16,200	3.96%-4.75%
Long-term:
FHLB fixed-rate term advances	$2,281	0.00%-2.48%
FHLB fixed-rate amortizing advances	8,053	0.96%-3.03%
Total long-term borrowings	$10,334

	At December 31, 2021
(In thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$3,300	1.45%-2.48%
FHLB fixed-rate amortizing advances	14,460	0.96%-3.03%
Total long-term borrowings	$17,760

The maturities of long-term borrowings are as follows:

	At December 31,
(In thousands)	2022	2021
Long-term:
Due within 1 year	$2,844	$6,457
Due within 2 years	3,935	3,153
Due within 3 years	1,145	5,250
Due within 4 years	1,818	1,375
Due within 5 years	462	932
Thereafter	130	593
Total long-term borrowings	$10,334	$17,760

The Bank had $62.3 million borrowing availability with the FHLB at December 31, 2022. The Bank’s aggregate unused FHLB borrowing capacity was approximately $41.5 million at December 31, 2022.

FHLB borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally FHLB stock and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $31.8 million and $21.3 million at December 31, 2022 and 2021. Residential mortgage loans with a carrying value of $91.6 million and $65.9 million at December 31, 2022 and 2021 and FHLB stock with a carrying value of $1.7 million and $1.5 million at December 31, 2022 and 2021 have been pledged by the

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Company under the blanket collateral agreement to secure the Company’s borrowings. Additional borrowings are available to the Bank upon delivery of investment securities and/or loans secured by non-residential property.

The Bank has a $10.0 million unsecured line of credit with a correspondent bank. The Bank also has an additional unsecured fed funds line of credit for $5.5 million. At December 31, 2022 and 2021 there were no outstanding advances on these lines.

13.Income Taxes

The Company’s income tax expense (benefit) included in the consolidated statements of income is as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Current tax expense (benefit):
Federal	$(15)	$21
State	31	78
Total current tax expense	16	99
Deferred tax expense:
Federal	200	184
Total deferred tax expense	200	184
Expense for income taxes	$216	$283

The Company files consolidated Federal income and New York State franchise tax returns on a calendar year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are recorded in either other assets or other liabilities on the consolidated statements of financial condition and are as follows as of December 31:

	At December 31,
(In thousands)	2022	2021
Assets:
Deferred compensation	$213	$227
Allowance for loan losses	570	447
Net operating loss carryforward	720	859
Investment securities, unrealized losses	1,000	—
Nonaccrual interest	62	46
Equity incentive plan	17	—
Other	101	101
	2,683	1,680
Liabilities:
Pension	(2,246)	(2,332)
Intangible assets	(198)	(210)
Investment securities, unrealized gains	—	(105)
Mortgage servicing rights	(3)	(3)
Depreciation	(89)	(143)
Other	(3)	(5)
	(2,539)	(2,798)
Net deferred tax asset (liability)	$144	$(1,118)

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

At December 31, 2022, Generations Bancorp had pre-2018 net operating loss carryforwards of approximately $1.0 million which expire in years 2027-2037. Additionally, Generations Bancorp has loss carryforwards of $2.5 million with no expiration period.

Our federal and state tax returns are statutorily subject to potential audit for the years 2019 through 2022. No income tax returns are under audit as of December 31, 2022.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	4.0%	3.6%
Bank owned life insurance and other permanent differences	1.0%	(0.1)%
Tax exempt income	(6.3)%	(4.7)%
Other	(3.1)%	(3.1)%
Effective income tax rate	16.6%	16.7%

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future. The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2022 and 2021.

14.Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees, which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the years ended December 31, 2022 and 2021, expense attributable to contributions made by the Company amounted to $57,000.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of:

Generations Bank Plan:	At December 31,
(In thousands)	2022	2021

Change in benefit obligations:
Benefit obligations at beginning of year	$12,110	$12,005
Service Cost	431	458
Interest cost	409	420
Actuarial (gain) loss	(3,996)	289
Benefit paid	(951)	(1,062)
Benefit obligations at end of year	8,003	12,110
Change in plan assets:
Fair value of plan assets at beginning of year	20,281	18,332
Actual (loss) return on plan assets	(3,492)	2,646
Benefits paid	(951)	(1,062)
Employer contributions	329	365
Fair value of plan assets at end of year	16,167	20,281

Funded Status	$8,164	$8,171

Medina Savings and Loan Plan:	At December 31,
(In thousands)	2022	2021
Change in benefit obligations:
Benefit obligations at beginning of year	$3,301	$3,501
Service cost	33	31
Interest cost	110	130
Actuarial (gain) loss	(792)	26
Benefits paid	(326)	(387)
Benefit obligations at end of year	2,326	3,301
Change in plan assets:
Fair value of plan assets at beginning of year	6,237	5,894
Actual (loss) return on plan assets	(1,052)	712
Benefits paid	(326)	(386)
Employer contributions	—	17
Fair value of plan assets at end of year	4,859	6,237

Funded Status	$2,533	$2,936

Amounts recognized in accumulated other comprehensive loss are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2022	2021
Unrecognized net loss	$2,952	$1,924
Tax Effect	620	404
	$2,332	$1,520

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2022	2021
Unrecognized net (gain) loss	$292	$(429)
Tax Effect	61	(90)
	$231	$(339)

The accumulated benefit obligation for the Generations Bank defined benefit pension plan was $7,187,000 and $10,683,000 at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for the Medina Savings and Loan defined benefit pension plan was $2,298,000 and $3,234,000 at December 31, 2022 and 2021.

The assumptions used to determine the benefit obligations are as follows:

	At December 31,
Generations Bank Plan:	2022	2021
Weighted average discount rate	6.02%	3.42%
Rate of increase in future compensation levels	4.00%	4.00%

	At December 31,
Medina Savings and Loan Plan:	2022	2021
Weighted average discount rate	6.01%	3.44%
Rate of increase in future compensation levels	4.00%	4.00%

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

The components of net periodic pension expense and amounts recognized in other comprehensive income are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2022	2021
Net periodic expenses recognized in income:
Service cost	$431	$458
Interest cost	409	420
Expected return on plan assets	(1,533)	(1,481)
Amortization of net losses	—	114
Net periodic pension benefit	(693)	(489)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	1,028	(875)
Amortization of net actuarial loss	—	(114)
Total recognized in other comprehensive (income) loss	1,028	(989)
Total recognized in net periodic pension benefit and other comprehensive (income) loss	$335	$(1,478)

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2022	2021
Net periodic expenses recognized in income:
Service cost	$33	$31
Interest cost	110	130
Expected return on plan assets	(460)	(464)
Net periodic pension benefit	(317)	(303)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	720	(222)
Total recognized in other comprehensive (income) loss	720	(222)
Total recognized in net periodic pension benefit and other comprehensive (income) loss	$403	$(525)

The estimated amount that will be amortized from accumulated other comprehensive loss on the Generations Bank plan into net periodic expense for the year ending December 31, 2023 is $161,000. The estimated amount that will be amortized from accumulated other comprehensive income on the Medina Savings and Loan plan into net periodic expense for the year ending December 31, 2023 is $0.

The following weighted-average assumptions were used to determine net periodic pension expense:

Generations Bank Plan:	At December 31,
	2022	2021
Weighted average discount rate	3.42%	3.55%
Long-term rate of return on plan assets	7.50%	8.00%
Rate of increase in future compensation levels	4.00%	4.00%

Medina Savings and Loan Plan:	At December 31,
	2022	2021
Weighted average discount rate	3.44%	3.83%
Long-term rate of return on plan assets	7.50%	8.00%
Rate of increase in future compensation levels	4.00%	3.00%

The Bank expects to contribute $361,000 to the Generations Bank plan and $0 to the Medina Savings and Loan plan in 2023.

The following tables show the expected benefit payments to be paid to participants for the years ended December 31:

Generations Bank Plan:
(In thousands)	Amount

2023	$358
2024	379
2025	392
2026	391
2027	424
2028-2032	3,466

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Medina Savings and Loan Plan:
(In thousands)	Amount

2023	$188
2024	186
2025	184
2026	183
2027	192
2028-2032	916

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

Generations Bank Plan:	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$1,369	$—	$1,369
(2) Large Cap S&P 500 Index Separate Account -Z	—	2,631	—	2,631
(3) Blue Chip Separate Account-Z	—	1,308	—	1,308
(4) Mid-Cap Value Separate Account -Z	—	843	—	843
(5) Mid-Cap S&P 400 Index Separate Account Z	—	1,159	—	1,159
(6) Mid-Cap Growth Separate Account-Z	—	777	—	777
(7) Small-Cap Separate Account-Z	—	977	—	977
(8) Small-Cap S&P 600 Index Separate Account Z	—	947	—	947
(9) Intern'l Emerging Markets Separate Acct-Z	—	672	—	672
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	20	—	20
(11) LDI Short Durations Separate Account-Z	—	778	—	778
(12) Core Fixed Income Separate Account-Z	—	1,560	—	1,560
(13) Core Plus Bond Separate Account-Z	—	3,126	—	3,126
Total	$—	$16,167	$—	$16,167

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Generations Bank Plan:	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$1,631	$—	$1,631
(2) Large Cap S&P 500 Index Separate Account -Z	—	3,280	—	3,280
(3) Blue Chip Separate Account-Z	—	1,635	—	1,635
(4) Mid-Cap Value Separate Account -Z	—	1,038	—	1,038
(5) Mid-Cap S&P 400 Index Separate Account Z	—	1,458	—	1,458
(6) Mid-Cap Growth Separate Account-Z	—	1,030	—	1,030
(7) Small-Cap Separate Account-Z	—	1,248	—	1,248
(8) Small-Cap S&P 600 Index Separate Account Z	—	1,247	—	1,247
(9) Intern'l Emerging Markets Separate Acct-Z	—	818	—	818
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	24	—	24
(11) LDI Short Durations Separate Account-Z	—	982	—	982
(12) Core Fixed Income Separate Account-Z	—	1,961	—	1,961
(13) Core Plus Bond Separate Account-Z	—	3,929	—	3,929
Total	$—	$20,281	$—	$20,281

Medina Savings and Loan Plan:	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$411	$—	$411
(2) Large Cap S&P 500 Index Separate Account -Z	—	789	—	789
(3) Blue Chip Separate Account-Z	—	392	—	392
(4) Mid-Cap Value Separate Account -Z	—	253	—	253
(5) Mid-Cap S&P 400 Index Separate Account Z	—	348	—	348
(6) Mid-Cap Growth Separate Account-Z	—	233	—	233
(7) Small-Cap Separate Account-Z	—	293	—	293
(8) Small-Cap S&P 600 Index Separate Account Z	—	284	—	284
(9) Intern'l Emerging Markets Separate Acct-Z	—	202	—	202
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	15	—	15
(11) LDI Short Durations Separate Account-Z	—	233	—	233
(12) Core Fixed Income Separate Account-Z	—	468	—	468
(13) Core Plus Bond Separate Account-Z	—	938	—	938
Total	$—	$4,859	$—	$4,859

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

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

December 31, 2022 and December 31, 2021

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

Employee Stock Ownership Plan (“ESOP”)

On July 10, 2006, the ESOP acquired 93,315 shares of Seneca-Cayuga Bancorp’s common stock with funds provided by a loan from the Company.  These shares like all other shares were exchanged into Company shares at the effective time of the 2021 second step conversion. The loan was repaid through annual installments through 2021.  At December 31, 2021, unreleased shares totaled 3,104 and released shares totaled 90,032, both of which have been adjusted by the exchange ratio of 0.9981.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

On January 12, 2021, the ESOP acquired 109,450 shares of the Company’s common stock with funds provided by a loan from the Company. These new shares were combined with the remaining 3,104 unreleased shares acquired by the ESOP on July 10, 2006 for a total of 112,554 unreleased shares. The ESOP loan is repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2045 and bears interest at a fixed rate of 3.25%. Shares are released to participants proportionately as the loan is repaid and totaled 4,502 shares for the year ended December 31, 2022. Released shares from the ESOP totaled 99,036 shares with 90,032 attributable to the 2006 ESOP and 9,004 shares attributable to the 2021 ESOP. Unreleased shares totaled 103,550 for the year ended December 31, 2022. ESOP expense was $51,000 for the year ended December 31, 2022. At December 31, 2022, there were 103,550 shares unearned having an aggregate fair value of approximately $1.1 million based on a fair value per share of $10.80. The Company is obligated at the option of each participant to repurchase shares of the ESOP upon the participant’s termination of employment or after retirement. The maximum repurchase obligation based on 99,036 shares released and fair value of $10.80 per share is $1.1 million at December 31, 2022. The maximum repurchase obligation based on 94,534 shares released and fair value of $11.91 per share was $1.1 million as of December 31, 2021.

Directors’ Retirement Plan

In 2012, the Company adopted a Directors Retirement Plan for the benefit of its non-employee members of the Board of Directors.  The program is a nonqualified deferred compensation arrangement designed to comply with Internal Revenue Code Section 409A.  The Bank makes a supplemental contribution to the plan on an annual basis. The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The fair value of the securities held in the rabbi trust at December 31, 2022 was $270,000 and is included in equity investment securities.  A liability of the same amount is included in other liabilities.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as unrealized gains or losses on equity securities and a corresponding increase or decrease in directors’ fees.  In 2021, the Company expanded the Directors’ Retirement Plan to allow participants to invest in the Company’s stock. The fair value of the stock held in the rabbi trust at December 31, 2022 was $390,000 and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust was $363,000 and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as directors’ fees with a corresponding increase or decrease in the liability. The unrealized loss recorded for the Directors’ Retirement Plan for the year ended December 31, 2022 was $77,000.  Expense attributable to contributions made by the Company amounted to $23,000 for the years ended December 31, 2022 and 2021.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan was established in 2012, for the benefit of a select group of management or highly compensated employees.  This plan is structured as an unfunded arrangement that complies with IRC Section 409A, and allows for annual supplemental contributions to the plan by the Bank.  The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The funds held at the rabbi trust are used to purchase the Company’s common stock.  The fair value of the stock held in the rabbi trust at December 31, 2022 was $354,000 and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust is $335,000 and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as compensation expense with a corresponding increase or decrease in the liability.  The unrealized loss recorded for the year ended December 31, 2022 was $36,000. The expense attributable to contributions made by the Company was $31,000 for the years ended December 31, 2022 and 2021.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

15.Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the year ended December 31, 2022 is as follows:

	Year Ended December 31, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at year end	132,977	$11.61

Exercisable at year end	—	$—

An aggregate of 132,977 stock options were granted during the year ending December 31, 2022. The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $54,000 for the year ending December 31, 2022 with respect to the options. The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the year ending December 31, 2022.  These shares of restricted stock vest in the same manner as the stock options described above.  The Company recorded compensation expense in the amount of $74,000 for the year ending December 31, 2022 with respect to the shares of restricted stock.

16.Regulatory Capital

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022 and December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$41,127	13.87%	$13,347	4.50%	$19,278	6.50%
Total Capital (to Risk-Weighted Assets)	$43,624	14.71%	$23,727	8.00%	$29,659	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,127	13.87%	$17,795	6.00%	$23,727	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,127	10.98%	$14,989	4.00%	$18,736	5.00%
As of December 31, 2021:
Common Equity Tier 1 Capital	$41,287	14.82%	$12,534	4.50%	$18,104	6.50%
Total Capital (to Risk-Weighted Assets)	$43,128	15.48%	$22,282	8.00%	$27,853	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,287	14.82%	$16,712	6.00%	$22,282	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,287	10.99%	$15,034	4.00%	$18,792	5.00%

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

17.Dividends and Restrictions

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 16, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. Generally, the amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. The amount of retained earnings legally available under these regulations approximated $3,028,000 as of December 31, 2022. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

18.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2022.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Financial instruments whose contract amounts represent credit risk consist of the following:

	At December 31,
(In thousands)	2022	2021

Commitments to grant loans	$6,400	$3,524
Unfunded commitments under lines of credit	14,789	15,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with fixed interest rates amounted to approximately $9.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with variable interest rates amounted to approximately $11.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with fixed interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2021 with variable interest rates amounted to approximately $15.3 million. These outstanding loan commitments carry current market rates.

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

Commitments to Originate and Sell One- to Four-Family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $8.6 million at December 31, 2022. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at December 31, 2022. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $92,000 at December 31, 2022. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

Lease Commitments

As part of the MSL merger, the Bank took on the assignment of a non-cancelable operating lease with Wal-Mart East for the space occupied by the Albion retail office. This lease expired on May 31, 2021 and was not renewed and the office was closed on May 7,

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

2021.  Lease expense, since the merger, is included in occupancy expense and was $0 for the year ending December 31, 2022 and $19,000 for December 31, 2021.

There are no future minimum lease commitments at December 31, 2022.

19.Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York, but we have now expanded our market footprint to include Orleans County, located Northwest of the Finger Lakes, and diversified our loan portfolio with loans purchased from areas outside of the local region. See notes 4, 5, and 18 to the consolidated financial statements that discuss the types of securities that the Company invests in, the types of lending the Company engages in, and commitments outstanding. The Company does not have any significant concentrations in any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $250,000 federally insured deposit limits. At December 31, 2022 and 2021, the Company’s cash accounts did not materially exceed federally insured limit of $250,000. At December 31, 2022 and 2021, the Company held $2,818,000 and $15,228,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are not subject to FDIC limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

20.Related Party Transactions

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

The following is a summary of the loans made to officers, directors, and their affiliates:

	Year Ended December 31,
(In thousands)	2022	2021

Beginning balance	$2,490	$2,527
Originations	—	173
Payments and change in status	(445)	(210)
Ending balance	$2,045	$2,490

The aggregate amount of deposits owned by related parties was $3.6 million and $2.2 million at and December 31, 2022 and 2021.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

21.Revenue from Contracts with Customers

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

The following table presents revenues subject to Topic 606:

	Year Ended December 31,
(In thousands)	2022	2021

Service charges on deposit accounts	$628	$563
Debit card interchange and surcharge income	758	855
Insurance commissions	451	722
Loan servicing fees	189	151
	$2,026	$2,291

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

22. Accumulated Other Comprehensive Loss

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2022	2021	Consolidated Statement of Income
Available-for-sale securities:
Realized gain on sale of securities	$—	$(10)	Net gain on sale of securities
Tax effect	—	2	Income tax expense
	$—	$(8)	Net income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$114	Compensation and benefits
Tax effect	—	(23)	Income tax benefit
	$—	$91	Net income

23.Fair Value Disclosures

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended December 31, 2022 and 2021.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at December 31, 2022 and December 31, 2021.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

The following tables present a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At December 31, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$8,004	$8,004	$—	$—	$8,004
Securities available-for-sale	33,050	—	31,335	1,715	33,050
Securities held-to-maturity	1,587	—	1,301	—	1,301
Equity securities	307	307	—	—	307
Loans receivable, net	303,880	—	—	294,897	294,897
FHLB stock	1,740	—	1,740	—	1,740
Accrued interest receivable	1,304	1,304	—	—	1,304

Financial liabilities:
Deposits	$317,678	$92,745	$—	$211,598	$304,343
Short-term borrowings	16,200	—	16,311		16,311
Long-term borrowings	10,334	—	15,081	—	15,081
Accrued interest payable	162	162	—	—	162

	At December 31, 2021
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$20,997	$20,997	$—	$—	$20,997
Securities available-for-sale	36,975	—	33,965	3,010	36,975
Securities held-to-maturity	1,778	—	1,721	—	1,721
Equity securities	350	350	—	—	350
Loans receivable, net	278,120	—	—	281,502	281,502
FHLB stock	1,450	—	1,450	—	1,450
Accrued interest receivable	1,249	1,249	—	—	1,249

Financial liabilities:
Deposits	$312,049	$94,709	$—	$219,261	$313,970
Long-term borrowings	17,760	—	21,985	—	21,985
Accrued interest payable	35	35	—	—	35

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$24	$—	$24
Corporate bonds	—	18,194	—	18,194
Municipal bonds	—	13,117	1,715	14,832
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	270	—	—	270
Total investment securities	$307	$31,335	$1,715	$33,357

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$33	$—	$33
Corporate bonds	—	18,043	—	18,043
Municipal bonds	—	15,889	3,010	18,899
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	305	—	—	305
Total investment securities	$350	$33,965	$3,010	$37,325

The changes in Level 3 assets measured at estimated fair value on recurring basis during the years ended December 31, 2022 and 2021 were as follows:

Investment
(In thousands)	Securities

Balance - December 31, 2021	$3,010
Total losses realized/unrealized:
Included in other comprehensive loss	(174)
Purchases	85
Principal payments/maturities	(1,206)
Balance - December 31, 2022	$1,715

Investment
(In thousands)	Securities
Balance - December 31, 2020	$3,174
Total gains realized/unrealized:
Included in other comprehensive income	161
Purchases	826
Principal payments/maturities	(1,151)
Balance - December 31, 2021	$3,010

In 2022 and 2021, the Company purchased municipal bonds in the table above from local government entities which are not actively traded.  The Company receives scheduled principal and interest payments from the municipalities based on the terms of the bonds.  Management receives valuations on these investments on a quarterly basis from an outside party.  As such, the carrying value is deemed to approximate fair value (Level 3).

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

December 31, 2022 and December 31, 2021

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	12	12

	At December 31, 2021
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$391	$391
Foreclosed real estate & repossessed assets	—	—	27	27

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

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

December 31, 2022 and December 31, 2021

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

24.Parent Company Only Financial Information

The following presents the condensed financial information pertaining only to Generations Bancorp NY, Inc. as of and for the periods ended:

Statements of Condition	At December 31,
(In thousands)	2022	2021

Assets
Cash and cash equivalents	$529	$2,066
Securities available-for-sale, at fair value	981	316
Equity investment securities, at fair value	279	—
Investment in bank subsidiary	36,257	41,897
Other assets	61	42
Total assets	$38,107	$44,321
Liabilities and Shareholders' Equity
Deferred tax liability	$72	$72
Other liabilities	707	769
Shareholders' equity	37,328	43,480
Total liabilities and shareholders' equity	$38,107	$44,321

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

Statements of Income	Year Ended December 31,
(In thousands)	2022	2021

Income
Dividends from securities available-for-sale	$47	$23
Interest income	16	—
Change in the fair value on equity securities	(37)	20
Total income	26	43
Expenses
Interest expense	—	9
Change in the fair value of the Directors Retirement Plan	(51)	127
Total expenses	(51)	136
Income (Loss) before taxes and equity in undistributed net income of bank subsidiary	77	(93)
Income tax expense (benefit)	14	(16)
Income (Loss) before equity in undistributed net income of bank subsidiary	63	(77)
Equity in undistributed net income of bank subsidiary	1,024	1,490
Net income	$1,087	$1,413

Statements of Cash Flows	Year Ended December 31,
(In thousands)	2022	2021

Operating Activities
Net income	$1,087	$1,413
Equity in undistributed net income of bank subsidiary	(1,024)	(1,490)
Change in fair value on equity securities	37	(20)
Net amortization of premiums and discounts on investment securities	(1)	—
ESOP Expense	51	48
Stock-based compensation	128	—
Net change in other assets	(20)	888
Net change in other liabilities	(39)	(70)
Net cash provided by operating activities	219	769
Investing Activities
Purchase of investment securities available-for-sale	(1,090)	—
Capital Infusion in Subsidiary	—	(7,750)
Net cash (used in) provided by investing activities	(1,090)	(7,750)
Financing activities
Net proceeds from stock offering and conversion	—	13,151
Net proceeds from (repayment of) advances on note payable	—	(1,851)
Repayments received on sub-debt	—	(1,235)
Purchase of common stock for ESOP	—	(1,104)
Effect of stock repurchase plan	(1,872)	—
Cash dividend from bank subsidiary	1,250	—
Purchase of common stock for SERP	(31)	(14)
Purchase of common stock for Directors Retirement Plan	(13)	(13)
Net cash (used in) provided by financing activities	(666)	8,934
Net change in cash and cash equivalents	(1,537)	1,953
Cash and cash equivalents at beginning of year	2,066	113
Cash and cash equivalents at end of year	$529	$2,066

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

25.Segment Information

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

Information about the segments is presented in the following table as of and for the years ended:

	Year Ended December 31,
	2022				2021
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$11,103	$—	$267	$11,370	$11,669	$—	$250	$11,919
Provision for loan losses	631	—	—	631	540	—	—	540
Net interest income after provision for loan losses	10,472	—	267	10,739	11,129	—	250	11,379
Total noninterest income	1,675	442	—	2,117	1,998	729	—	2,727
Compensation and benefits	(4,786)	(105)	—	(4,891)	(4,923)	(376)	—	(5,299)
Other noninterest expense	(6,543)	(39)	(80)	(6,662)	(6,876)	(149)	(86)	(7,111)
Income before income tax expense (benefit)	818	298	187	1,303	1,328	204	164	1,696
Income tax expense (benefit)	183	—	33	216	254	—	29	283
Net income	$635	$298	$154	$1,087	$1,074	$204	$135	$1,413

The following represents a reconciliation of the Company’s reported segment assets:

	At December 31,
(In thousands)	2022	2021

Total assets for reportable segments	$402,776	$395,225
Elimination of intercompany balances	(16,483)	(16,276)
Consolidated total assets	$386,293	$378,949

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2022 and December 31, 2021

26.Subsequent Events

The Company has evaluated subsequent events through March 24, 2023, which is the date the consolidated financial statements were issued.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve, and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability, and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. Through the date the financial statements were available to be issued, the Company has not requested funding through the BTFP.

The overall consequences of current market and liquidity conditions and the impact of the recent actions taken on the banking system and overall economy are unknown. The impact of this situation on the Company and its future results and financial position is not presently determinable.