Form 10-Q
period 2023-03-31
Generations Bancorp NY, Inc.
filed 2023-05-08
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

2,341,152 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 5, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At March 31,	At December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)
ASSETS:
Cash and due from banks	$4,021	$3,955
Interest earning deposits	2,020	4,049
Total cash and cash equivalents	6,041	8,004
Interest-earning time deposits in banks	680	—
Investment securities available-for-sale, at fair value	33,208	33,050
Investment securities held-to-maturity (fair value 2023-$1,309, 2022-$1,301)	1,552	1,587
Equity investment securities, at fair value	315	307
Federal Home Loan Bank stock, at cost	990	1,740
Loans	311,024	306,377
Less: Allowance for credit losses	(2,653)	(2,497)
Loans receivable, net	308,371	303,880
Premises and equipment, net	14,757	14,863
Bank-owned life insurance	7,379	7,351
Pension plan asset	11,240	10,697
Foreclosed real estate & repossessed assets	152	12
Goodwill	792	792
Intangible assets, net	702	718
Accrued interest receivable	1,319	1,304
Other assets	1,704	1,988
Total assets	$389,202	$386,293

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$52,518	$54,609
Interest-bearing	284,515	263,069
Total deposits	337,033	317,678
Short-term borrowings	1,940	16,200
Long-term borrowings	8,357	10,334
Advances from borrowers for taxes and insurance	1,825	2,653
Other liabilities	2,526	2,100
Total liabilities	351,681	348,965
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2023 and 2022; 2,341,152 and 2,348,748 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	23	24
Additional paid in capital	22,983	23,002
Retained earnings	22,353	22,512
Accumulated other comprehensive loss	(6,107)	(6,467)
Stock held in rabbi trust	(698)	(698)
Unearned ESOP shares, at cost	(1,033)	(1,045)
Total shareholders' equity	37,521	37,328
Total liabilities and shareholders' equity	$389,202	$386,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022

Interest and dividend income:
Loans, including fees	$3,348	$2,950
Debt and equity securities:
Taxable	239	162
Tax-exempt	101	112
Interest-earning deposits	45	16
Other	39	9
Total interest income	3,772	3,249
Interest expense:
Deposits	1,122	277
Short-term borrowings	88	—
Long-term borrowings	38	77
Total interest expense	1,248	354
Net interest income	2,524	2,895
Provision for loan losses	165	150
Provision for unfunded commitments	—	—
Provision for available-for-sale securities	—	—
Total provision for credit losses	165	150
Net interest income after provision for credit losses	2,359	2,745
Noninterest income:
Banking fees and service charges	364	375
Mortgage banking income, net	8	9
Insurance commissions	129	197
Earnings on bank-owned life insurance	28	27
Change in fair value on equity securities	8	(12)
Other charges, commissions & fees	39	20
Total noninterest income	576	616
Noninterest expense:
Compensation and benefits	1,408	1,235
Occupancy and equipment	513	485
Service charges	507	506
Regulatory assessments	64	63
Professional and other services	191	190
Advertising	107	108
Other expenses	337	303
Total noninterest expenses	3,127	2,890
(Loss) Income before income tax (benefit) expense	(192)	471
Income tax (benefit) expense	(40)	75
Net (loss) income	$(152)	$396
Net (loss) income available to common shareholders	$(152)	$396
Basic and diluted (losses) earnings per common share	$(0.07)	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022

Net (loss) income	$(152)	$396
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	415	(2,245)
Net unrealized (gains) losses on securities available-for-sale	415	(2,245)
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	40	—
Net change in defined benefit pension plan asset	40	—
Other comprehensive income (loss), before tax	455	(2,245)
Tax effect	(95)	471
Other comprehensive income (loss), net of tax	360	(1,774)
Total comprehensive income (loss)	$208	$(1,378)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(152)	—	—	—	(152)
Other comprehensive income	—	—	—	360	—	—	360
Effect of stock repurchase plan	(1)	(73)	(7)	—	—	—	(81)
Stock-based compensation	—	53	—	—	—	—	53
ESOP shares committed to be released	—	1	—	—	—	12	13
Balance, March 31, 2023	$23	$22,983	$22,353	$(6,107)	$(698)	$(1,033)	$37,521

Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$(654)	$(1,090)	$43,479
Net income	—	—	396	—	—	—	396
Other comprehensive loss	—	—	—	(1,774)	—	—	(1,774)
ESOP shares committed to be released	—	2	—	—	—	12	14
Balance, March 31, 2022	$26	$24,496	$22,065	$(2,740)	$(654)	$(1,078)	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(152)	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	150
Deferred income tax benefit	(65)	(407)
Change in fair value on equity securities	(8)	12
Depreciation	238	235
Amortization of intangible asset	16	16
Amortization of fair value adjustment to purchased loan portfolio	(17)	(17)
ESOP expense	13	14
Stock-based compensation	53	—
Amortization of deferred loan costs	43	27
Earnings on bank-owned life insurance	(28)	(27)
Change in pension plan assets	(503)	(581)
Net amortization of premiums and discounts on investment securities	31	75
Net change in accrued interest receivable	(15)	(25)
Net change in other assets and liabilities	(148)	(464)
Net cash used in operating activities	(377)	(596)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(835)	(2,258)
Net change in interest-earning time deposits in banks	(680)	—
Net proceeds from the redemption of Federal Home Loan Bank stock	750	115
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	1,062	837
Held-to-maturity investment securities	34	62
Proceeds from sale of:
Real estate and repossessed assets acquired	112	27
Premises and equipment	15	—
Net change in loans	(4,934)	3,475
Purchase of premises and equipment	(147)	(72)
Net cash (used in) provided by investing activities	(4,623)	2,186
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(10,095)	2,156
Net change in time deposits	29,450	706
Net change in short-term borrowings	(14,260)	—
Payments on long-term borrowings	(1,977)	(1,782)
Effect of stock repurchase plan	(81)	—
Net cash provided by financing activities	3,037	1,080
Net change in cash and cash equivalents	(1,963)	2,670
Cash and cash equivalents at beginning of period	8,004	20,997
Cash and cash equivalents at end of period	$6,041	$23,667
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$1,155	$348
Transfer of loans to foreclosed real estate and repossessed assets	252	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly owned subsidiary of Seneca-Cayuga and The Seneca Falls Savings Bank, MHC (“MHC”), which owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

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

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly owned subsidiary.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

Certain prior period data presented in the consolidated financial statements has been reclassified to conform to current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2022

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1,000 at March 31, 2023 and was excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or structured certificates of deposit. All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The structured certificates of deposit are all fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. As a result, no allowance for credit losses was recorded on held-to-maturity at March 31, 2023.

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities totaled $309,000 at March 31, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $987,000 at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments. The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is included in the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments: multi-family, commercial business, nonresidential real estate, manufactured homes, home equity loans, and residential real estate, commercial lines of credit, direct automobile, indirect automobile, manufactured homes, other consumer, other consumer lines of credit, recreational vehicles, student loans, and residential construction loans. The Company utilizes the advanced vintage, probability of default, and weighted average remaining maturity methods considering relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company utilizes a reasonable and supportable forecast period of 3 – 10 years depending upon the portfolio segment. Subsequent to this forecast period the Company reverts, on a straight-line basis over the applicable segment period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for volume and loan mix, economics, and delinquency and loan quality. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended March 31,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive gain before reclassifications	328	—	328
Amounts reclassified from AOCI to the statements of (loss) income	—	32	32
Net current-period other comprehensive income	328	32	360
Balance, March 31, 2023	$(3,577)	$(2,530)	$(6,107)

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(1,774)	—	(1,774)
Net current-period other comprehensive loss	(1,774)	—	(1,774)
Balance, March 31, 2022	$(1,559)	$(1,181)	$(2,740)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,		Affected Line Item in the
(In thousands)	2023	2022	Statement of Income

Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$40	$—	Compensation and benefits
Tax effect	(8)	—	Income tax (benefit) expense
	$32	$—	Net (loss) income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the three months ended March 31, 2023. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(152)	$396
Weighted-average common shares outstanding	2,240	2,351
(Losses) Earnings per common share - basic and diluted	$(0.07)	$0.17

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$24	$—	$(1)	$23
Corporate bonds	20,789	21	(2,931)	17,879
State and political subdivisions	16,922	4	(1,620)	15,306
Total securities available-for-sale	$37,735	$25	$(4,552)	$33,208

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(215)	$435
Residential mortgage-backed - US agency and GSEs	902	1	(29)	874
Total securities held-to-maturity	$1,552	$1	$(244)	$1,309

Equity securities:
Large cap equity mutual fund	$40			$40
Other mutual funds	275			275
Total of equity securities	$315			$315

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$25	$—	$(1)	$24
Corporate bonds	21,032	58	(2,896)	18,194
State and political subdivisions	16,935	2	(2,105)	14,832
Total securities available-for-sale	$37,992	$60	$(5,002)	$33,050

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(252)	$398
Residential mortgage-backed - US agency and GSEs	937	1	(35)	903
Total securities held-to-maturity	$1,587	$1	$(287)	$1,301

Equity securities:
Large cap equity mutual fund	$37			$37
Other mutual funds	270			270
Total of equity securities	$307			$307

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At March 31, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$18	$(1)	$18	$(1)
Corporate bonds	5,778	(278)	11,041	(2,653)	16,819	(2,931)
State and political subdivisions	8,640	(725)	5,794	(895)	14,434	(1,620)
Total securities available-for-sale	$14,418	$(1,003)	$16,853	$(3,549)	$31,271	$(4,552)
Securities held-to-maturity:
Structured certificates of deposit	$435	$(215)	$—	$—	$435	$(215)
Residential mortgage-backed - US agency and GSEs	607	(21)	196	(8)	803	(29)
Total securities held-to-maturity	$1,042	$(236)	$196	$(8)	$1,238	$(244)

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

The Company conducts a formal review of investment securities on a quarterly basis for the presence of credit-related and non-credit-related losses. Management assesses whether a loss is present when the fair value of a debt security is less than its amortized cost basis at the statement of financial condition date. Unrealized losses on corporate bonds have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer(s) continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

Seventeen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of March 31, 2023.  The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $2,900 or less.

There are 107 bond issues held by the Company that have an unrealized loss as of March 31, 2023.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are seven bonds issued by corporate entities that have an aggregate loss of $2.1 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

Market values of the securities fluctuate in reaction to the uncertainty of the economy.  Principal and interest continue to be received on all securities as anticipated.  The Company has the ability and intent to hold the securities through maturity or recovery of its amortized cost basis.  With the government guarantees in place, management does not expect losses on these securities. No credit-related or non-credit-related losses are deemed present on these securities.

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis.  At March 31, 2023 the amortized cost of debt securities held-to-maturity totaled $1.6 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$250,000 insurance limit. Residential mortgage-backed securities totaled $902,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit related losses are deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at March 31, 2023, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At March 31, 2023
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,265	$1,261	$—	$—
Due over one year through five years	3,149	3,043	—	—
Due over five through ten years	4,339	3,721	—	—
Due after ten years	28,958	25,160	—	—
	37,711	33,185	—	—
Structured certificates of deposit	—	—	650	435
Residential mortgage-backed securities	24	23	902	874
Total	$37,735	$33,208	$1,552	$1,309

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three months ended March 31, 2023 and 2022. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $11,291,000 and $10,045,000 were pledged to collateralize certain deposit arrangements at March 31, 2023 and December 31, 2022 respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At March 31,	At December 31,
(In thousands)	2023	2022

Originated Loans:
Residential mortgages:
One- to four-family	$135,392	$129,448
Construction	209	387
	135,601	129,835
Commercial loans:
Real estate - nonresidential	14,830	15,262
Multi-family	849	854
Commercial business	11,471	11,594
	27,150	27,710
Consumer:
Home equity and junior liens	10,781	11,027
Manufactured homes	51,826	50,989
Automobile	24,557	24,339
Student	1,740	1,803
Recreational vehicle	25,955	26,909
Other consumer	7,432	7,125
	122,291	122,192
Total originated loans	285,042	279,737
Net deferred loan costs	15,994	16,274
Less allowance for loan losses	(2,653)	(2,497)
Net originated loans	$298,383	$293,514

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31,	At December 31,
(In thousands)	2023	2022

Acquired Loans:
Residential mortgages:
One- to four-family	$8,303	$8,553
	8,303	8,553
Commercial loans:
Real estate - nonresidential	1,390	1,419
Commercial business	68	83
	1,458	1,502
Consumer:
Home equity and junior liens	438	535
Other consumer	42	47
	480	582
Total acquired loans	10,241	10,637
Net deferred loan costs	(52)	(53)
Fair value credit and yield adjustment	(201)	(218)
Net acquired loans	$9,988	$10,366

	At March 31,	At December 31,
(In thousands)	2023	2022

Total Loans:
Residential mortgages:
One- to four-family	$143,695	$138,001
Construction	209	387
	143,904	138,388
Commercial loans:
Real estate - nonresidential	16,220	16,681
Multi-family	849	854
Commercial business	11,539	11,677
	28,608	29,212
Consumer:
Home equity and junior liens	11,219	11,562
Manufactured homes	51,826	50,989
Automobile	24,557	24,339
Student	1,740	1,803
Recreational vehicle	25,955	26,909
Other consumer	7,474	7,172
	122,771	122,774
Total Loans	295,283	290,374
Net deferred loan costs	15,942	16,221
Fair value credit and yield adjustment	(201)	(218)
Less allowance for loan losses	(2,653)	(2,497)
Loans receivable, net	$308,371	$303,880

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company originates residential mortgage, commercial, and consumer loans to customers, principally located in the Finger Lakes Region of New York State and extending north to Orleans County. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in the Northeastern United States, are purchased regularly from a Connecticut based company. In 2019, the Company also began to purchase modular home loans originated throughout the United States, the seller of which then services the loans for the Company. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State. In 2022, the Company began to purchase one- to four-family, owner-occupied residential real estate loans from a third-party originator. These loans are serviced by the Company and primarily located in Cayuga, Ontario, Orleans, and Seneca counties.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the classes of the loan portfolio summarized by the credit quality indicator:

	At March 31, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$132,450	$1,364	$1,578	$—	$135,392
Construction	209	—	—	—	209
	132,659	1,364	1,578	—	135,601
Commercial loans:
Real estate - nonresidential	12,458	1,677	695	—	14,830
Multi-family	849	—	—	—	849
Commercial business	8,355	2,465	651	—	11,471
	21,662	4,142	1,346	—	27,150
Consumer:
Home equity and junior liens	10,669	18	94	—	10,781
Manufactured homes	51,433	25	368	—	51,826
Automobile	24,468	50	39	—	24,557
Student	1,681	—	59	—	1,740
Recreational vehicle	25,613	67	275	—	25,955
Other consumer	7,352	53	27	—	7,432
	121,216	213	862	—	122,291
Total originated loans	$275,537	$5,719	$3,786	$—	$285,042

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$8,089	$89	$125	$—	$8,303
	8,089	89	125	—	8,303
Commercial loans:
Real estate - nonresidential	1,390	—	—	—	1,390
Commercial business	68	—	—	—	68
	1,458	—	—	—	1,458
Consumer:
Home equity and junior liens	389	14	35	—	438
Other consumer	34	—	8	—	42
	423	14	43	—	480
Total acquired loans	$9,970	$103	$168	$—	$10,241

	At March 31, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$140,539	$1,453	$1,703	$—	$143,695
Construction	209	—	—	—	209
	140,748	1,453	1,703	—	143,904
Commercial loans:
Real estate - nonresidential	13,848	1,677	695	—	16,220
Multi-family	849	—	—	—	849
Commercial business	8,423	2,465	651	—	11,539
	23,120	4,142	1,346	—	28,608
Consumer:
Home equity and junior liens	11,058	32	129	—	11,219
Manufactured homes	51,433	25	368	—	51,826
Automobile	24,468	50	39	—	24,557
Student	1,681	—	59	—	1,740
Recreational vehicle	25,613	67	275	—	25,955
Other consumer	7,386	53	35	—	7,474
	121,639	227	905	—	122,771
Total loans	$285,507	$5,822	$3,954	$—	$295,283

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At March 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,062	$—	$1,578	$4,640	$130,752	$135,392
Construction	—	—	—	—	209	209
	3,062	—	1,578	4,640	130,961	135,601
Commercial loans:
Real estate - nonresidential	428	—	412	840	13,990	14,830
Multi-family	391	—	—	391	458	849
Commercial business	536	—	116	652	10,819	11,471
	1,355	—	528	1,883	25,267	27,150
Consumer loans:
Home equity and junior liens	182	—	94	276	10,505	10,781
Manufactured homes	819	25	368	1,212	50,614	51,826
Automobile	368	50	40	458	24,099	24,557
Student	—	—	59	59	1,681	1,740
Recreational vehicle	537	67	275	879	25,076	25,955
Other consumer	94	53	27	174	7,258	7,432
	2,000	195	863	3,058	119,233	122,291
Total originated loans	$6,417	$195	$2,969	$9,581	$275,461	$285,042

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$158	$—	$125	$283	$8,020	$8,303
	158	—	125	283	8,020	8,303
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,390	1,390
Commercial business	—	—	—	—	68	68
	—	—	—	—	1,458	1,458
Consumer loans:
Home equity and junior liens	—	—	35	35	403	438
Other consumer	—	—	8	8	34	42
	—	—	43	43	437	480
Total acquired loans	$158	$—	$168	$326	$9,915	$10,241

	At March 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,220	$—	$1,703	$4,923	$138,772	$143,695
Construction	—	—	—	—	209	209
	3,220	—	1,703	4,923	138,981	143,904
Commercial loans:
Real estate - nonresidential	428	—	412	840	15,380	16,220
Multi-family	391	—	—	391	458	849
Commercial business	536	—	116	652	10,887	11,539
	1,355	—	528	1,883	26,725	28,608
Consumer loans:
Home equity and junior liens	182	—	129	311	10,908	11,219
Manufactured homes	819	25	368	1,212	50,614	51,826
Automobile	368	50	40	458	24,099	24,557
Student	—	—	59	59	1,681	1,740
Recreational vehicle	537	67	275	879	25,076	25,955
Other consumer	94	53	35	182	7,292	7,474
	2,000	195	906	3,101	119,670	122,771
Total loans	$6,575	$195	$3,137	$9,907	$285,376	$295,283

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,235	$1,261	$2,605	$7,101	$130,900	$138,001
Construction	—	—	—	—	387	387
	3,235	1,261	2,605	7,101	131,287	138,388
Commercial loans:
Real estate - nonresidential	254	—	416	670	16,011	16,681
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,390	11,677
	383	—	574	957	28,255	29,212
Consumer loans:
Home equity and junior liens	193	85	172	450	11,112	11,562
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	103	122	—	225	6,947	7,172
	2,399	990	764	4,153	118,621	122,774
Total loans	$6,017	$2,251	$3,943	$12,211	$278,163	$290,374

Non-accrual loans, segregated by class of loan, were as follows:

	At March 31,	At December 31,
(In thousands)	2023	2022

Residential mortgage loans:
One- to four-family	$1,703	$2,605
	1,703	2,605
Commercial loans:
Real estate - nonresidential	412	416
Commercial business	537	587
	949	1,003
Consumer loans:
Home equity and junior liens	129	172
Manufactured homes	368	368
Automobile	40	21
Student	59	68
Recreational vehicle	275	135
Other consumer	35	—
	906	764
Total non-accrual loans	$3,558	$4,372

There were no loans past due more than ninety days and still accruing interest at March 31, 2023 and December 31, 2022.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Modifications

Prior to January 1, 2023, the Company was required to disclose certain activities related to Troubled Debt Restructuring (“TDR”) in accordance with accounting guidance. Certain loans were modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or is expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that the Company would not otherwise consider for a new loan with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans that had been modified as a TDR during the year ended December 31, 2022.

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract.  At January 1, 2023, as part of the adoption of the CECL standard, two of these loans totaling $270,000 were returned to the general pool to be collectively reviewed as a result of making regularly scheduled payments as agreed.  The remaining five loans totaling $2.2 million will continue to be individually reviewed although regularly scheduled payments have been made as agreed. There were no loans modified to borrowers experiencing financial difficulties during the three months ended March 31, 2023.

Impaired Loans

Prior to January 1, 2023, a loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral-dependent.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2023:

	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,520	$—	$—	$—	$—	$1,520
Real estate - nonresidential	29	—	—	—	—	29
Total loans	$1,549	$—	$—	$—	$—	$1,549

The following table summarizes collateral-dependent loan information by portfolio class:

	At March 31, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$1,704	$5
Commercial real estate - nonresidential	698	3
Commercial business	683	3
Home equity and junior liens	128	—
	$3,213	$11

The following table summarizes impaired loan information by portfolio class:

	At December 31, 2022
		Unpaid
	Recorded	principal	Related
(In thousands)	investment	balance	allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,560	$2,641	$—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—

Total:
One- to four-family residential mortgages	2,560	2,641	—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—
	$4,159	$4,362	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amortized cost information of loans on non-accrual status:

			Interest income	Non-accrual loans
			recognized on	with no allowance
	Amortized cost of loans on		non-accrual loans	for credit losses
	non-accrual status		as of	as of
(In thousands)	January 1, 2023	March 31, 2023	March 31,2023	March 31, 2023

Residential mortgage loans:
One- to four-family	$2,605	$1,738	$2	$1,581

Commercial loans:
Real estate - nonresidential	416	412	—	412
Commercial business	587	537	—	537

Consumer loans:
Home equity and junior liens	172	128	—	129
Manufactured homes	368	368	—	368
Automobile	21	38	—	40
Student	68	59	—	59
Recreational vehicle	135	205	5	275
Other consumer	—	31	1	35
	$4,372	$3,516	$8	$3,436

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loans to customers as of March 31, 2023 based on year of origination within each credit quality indicator:

	At March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Originated Loans:
Residential mortgage loans:
4 Internal grade	$5,942	$42,955	$11,040	$11,993	$12,135	$48,594	$132,659
5 Internal grade	—	—	28	—	140	1,196	1,364
6 Internal grade	—	—	—	118	—	1,460	1,578
	$5,942	$42,955	$11,068	$12,111	$12,275	$51,250	$135,601
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$387	$387
3 Internal grade	—	175	618	297	995	6,711	8,796
4 Internal grade	10	2,897	752	205	97	8,518	12,479
5 Internal grade	—	—	—	—	2,180	1,962	4,142
6 Internal grade	—	—	—	—	42	1,304	1,346
	$10	$3,072	$1,370	$502	$3,314	$18,882	$27,150
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	2	2
Current period net writeoffs	$—	$—	$—	$—	$—	$2	$2

Consumer loans:
4 Internal grade	$4,048	$27,836	$30,792	$35,818	$10,404	$12,318	$121,216
5 Internal grade	—	—	79	61	30	43	213
6 Internal grade	—	45	254	402	2	159	862
	$4,048	$27,881	$31,125	$36,281	$10,436	$12,520	$122,291
Current period gross writeoffs	$—	$—	$(1)	$—	$—	$(18)	$(19)
Current period recoveries	—	—	—	—	—	7	7
Current period net writeoffs	$—	$—	$(1)	$—	$—	$(11)	$(12)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Acquired Loans:
Residential mortgage loans:
4 Internal grade	$—	$—	$—	$—	$—	$8,089	$8,089
5 Internal grade	—	—	—	—	—	89	89
6 Internal grade	—	—	—	—	—	125	125
	$—	$—	$—	$—	$—	$8,303	$8,303
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	1	1
Current period net writeoffs	$—	$—	$—	$—	$—	$1	$1

Commercial loans:
4 Internal grade	$—	$—	$—	$—	$—	$1,458	$1,458
5 Internal grade	—	—	—	—	—	—	—
6 Internal grade	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$1,458	$1,458
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
4 Internal grade	$—	$—	$—	$—	$—	$423	$423
5 Internal grade	—	—	—	—	—	14	14
6 Internal grade	—	—	—	—	—	43	43
	$—	$—	$—	$—	$—	$480	$480
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Total Loans:
Residential mortgage loans:
4 Internal grade	$5,942	$42,955	$11,040	$11,993	$12,135	$56,683	$140,748
5 Internal grade	—	—	28	—	140	1,285	1,453
6 Internal grade	—	—	—	118	—	1,585	1,703
	$5,942	$42,955	$11,068	$12,111	$12,275	$59,553	$143,904
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	1	1
Current period net writeoffs	$—	$—	$—	$—	$—	$1	$1

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$387	$387
3 Internal grade	—	175	618	297	995	6,711	8,796
4 Internal grade	10	2,897	752	205	97	9,976	13,937
5 Internal grade	—	—	—	—	2,180	1,962	4,142
6 Internal grade	—	—	—	—	42	1,304	1,346
	$10	$3,072	$1,370	$502	$3,314	$20,340	$28,608
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	2	2
Current period net writeoffs	$—	$—	$—	$—	$—	$2	$2

Consumer loans:
4 Internal grade	$4,048	$27,836	$30,792	$35,818	$10,404	$12,741	$121,639
5 Internal grade	—	—	79	61	30	57	227
6 Internal grade	—	45	254	402	2	202	905
	$4,048	$27,881	$31,125	$36,281	$10,436	$13,000	$122,771
Current period gross writeoffs	$—	$—	$(1)	$—	$—	$(18)	$(19)
Current period recoveries	—	—	—	—	—	7	7
Current period net writeoffs	$—	$—	$(1)	$—	$—	$(11)	$(12)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Loan Loss

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023:

		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$—	$155	$—	$1	$943
Construction	2	—	(1)	—	—	1

Commercial loans:
Real estate - nonresidential	319	—	281	—	—	600
Multi-family	4	—	(4)	—	—	—
Commercial business	248	—	29	—	2	279

Consumer loans:
Home equity and junior liens	65	—	16	(11)	—	70
Manufactured homes	110	—	(110)	—	—	—
Automobile	135	—	119	—	5	259
Student	55	—	(34)	(7)	1	15
Recreational vehicle	646	—	(512)	—	—	134
Other consumer	126	—	226	(1)	1	352
	$2,497	$—	$165	$(19)	$10	$2,653

At March 31, 2023 there was no liability recorded for unfunded loan commitments.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended March 31,
(In thousands)	2023	2022

Net periodic expenses recognized in income:
Service cost	$60	$108
Interest cost	118	102
Expected return on plan assets	(307)	(384)
Amortization of net losses	40	-
Net periodic pension benefit	$(89)	$(174)

Medina Savings and Loan Plan:	Three Months Ended March 31,
(In thousands)	2023	2022

Net periodic expenses recognized in income:
Service cost	$3	$8
Interest cost	34	28
Expected return on plan assets	(90)	(115)
Net periodic pension benefit	$(53)	$(79)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

There were no stock options granted for the three-month period ended March 31, 2022.

The grants to senior management and directors vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $22,000 for the three months ended March 31, 2023.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the year ended December 31, 2022. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $31,000 for the three months ended March 31, 2023.

9.Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total core and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total adjusted assets (as defined).

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of March 31, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Common Equity Tier 1 Capital	$39,965	13.46%	$13,362	4.50%	$19,301	6.50%
Total Capital (to Risk-Weighted Assets)	$42,618	14.35%	$23,755	8.00%	$29,694	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$39,965	13.46%	$17,816	6.00%	$23,755	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$39,965	10.32%	$15,498	4.00%	$19,372	5.00%
As of December 31, 2022:
Common Equity Tier 1 Capital	$41,127	13.87%	$13,347	4.50%	$19,278	6.50%
Total Capital (to Risk-Weighted Assets)	$43,624	14.71%	$23,727	8.00%	$29,659	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,127	13.87%	$17,795	6.00%	$23,727	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,127	10.98%	$14,989	4.00%	$18,736	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2023 and December 31, 2022, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at March 31, 2023.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At March 31,	At December 31,
(In thousands)	2023	2022

Commitments to grant loans	$1,381	$6,400
Unfunded commitments under lines of credit	14,459	14,789

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2023 with fixed interest rates amounted to approximately $5.1 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2023 with variable interest rates amounted to approximately $10.7 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with fixed interest rates amounted to approximately $9.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with variable interest rates amounted to approximately $11.6 million.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company's other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. On January 1, 2023, the Company did not record an adjustment for unfunded commitments for the adoption of ASC Topic 326. For the three months ended March 31, 2023, the Company recorded a provision for credit losses for unfunded commitments of $0. At March 31, 2023, the liability for credit losses on off-balance sheet credit exposures included in other liabilities was $0.

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $8.0 million at March 31, 2023. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at March 31, 2023. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $93,000 at March 31, 2023. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for loan losses.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended March 31,
(In thousands)	2023	2022

Service charges on deposit accounts	$134	$150
Debit card interchange and surcharge income	183	188
Insurance commissions	129	197
Loan servicing fees	45	35
	$491	$570

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended March 31, 2023 and December 31, 2022.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at March 31, 2023 and December 31, 2022.

Cash and due from banks: The carrying amounts of cash and due from banks approximate fair values.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Collateral-dependent and impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties or discounted cash flows based upon expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their valuation allowances.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At March 31, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$6,041	$6,041	$—	$—	$6,041
Interest-earning time deposits in banks	680	—	680	—	680
Securities available-for-sale	33,208	—	31,463	1,745	33,208
Securities held-to-maturity	1,552	—	1,309	—	1,309
Equity securities	315	315	—	—	315
Loans receivable, net	308,371	—	—	287,669	287,669
FHLB stock	990	—	990	—	990
Accrued interest receivable	1,319	1,319	—	—	1,319

Financial liabilities:
Deposits	$337,033	$87,724	$—	$235,657	$323,381
Short-term borrowings	1,940	—	1,940	—	1,940
Long-term borrowings	8,357	—	7,286	—	7,286
Accrued interest payable	255	255	—	—	255

	At December 31, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$8,004	$8,004	$—	$—	$8,004
Securities available-for-sale	33,050	—	31,335	1,715	33,050
Securities held-to-maturity	1,587	—	1,301	—	1,301
Equity securities	307	307	—	—	307
Loans receivable, net	303,880	—	—	294,897	294,897
FHLB stock	1,740	—	1,740	—	1,740
Accrued interest receivable	1,304	1,304	—	—	1,304

Financial liabilities:
Deposits	$317,678	$92,745	$—	$211,598	$304,343
Short-term borrowings	16,200	—	16,311	—	16,311
Long-term borrowings	10,334	—	15,081	—	15,081
Accrued interest payable	162	162	—	—	162

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$23	$—	$23
Corporate bonds	—	17,879	—	17,879
Municipal bonds	—	13,561	1,745	15,306
Equity investment securities:
Large cap equity mutual fund	40	—	—	40
Other mutual funds	275	—	—	275
Total investment securities	$315	$31,463	$1,745	$33,523

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$24	$—	$24
Corporate bonds	—	18,194	—	18,194
Municipal bonds	—	13,117	1,715	14,832
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	270	—	—	270
Total investment securities	$307	$31,335	$1,715	$33,357

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive income	38
Principal payments/maturities	(8)
Balance - March 31, 2023	$1,745

Investment
(In thousands)	Securities
Balance - December 31, 2021	$3,010
Total gains realized/unrealized:
Included in other comprehensive income	329
Principal payments/maturities	(834)
Balance - March 31, 2022	$2,505

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$102	$102
Foreclosed real estate & repossessed assets	—	—	152	152

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	12	12

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Collateral-dependent and impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
One-to four-family residential		Costs to Sell	5% - 15% (10)%

Collateral-dependent and impaired loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Commercial business		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Foreclosed real estate and repossessed assets	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Collateral-dependent loans: Collateral-dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. The Company evaluates and values collateral-dependent impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan. In addition, a discount is typically applied to account for estimated costs to sell. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Although the fair value of the property normally will be based on an appraisal, the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property’s current fair value. Examples of such circumstances include changed economic conditions since the last appraisal, stale appraisals, or imprecision and subjectivity in the appraisal process. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuations, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended March 31,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,465	$—	$59	$2,524	$2,835	$—	$60	$2,895
Provision for loan losses	165	—	—	165	150	—	—	150
Net interest income after provision for loan losses	2,300	—	59	2,359	2,685	—	60	2,745
Total noninterest income	449	127	—	576	421	195	—	616
Compensation and benefits	(1,408)	—	—	(1,408)	(1,149)	(86)	—	(1,235)
Other noninterest expense	(1,699)	—	(20)	(1,719)	(1,604)	(30)	(21)	(1,655)
Income before income tax expense	(358)	127	39	(192)	353	79	39	471
Income tax (benefit) expense	(48)	—	8	(40)	68	—	7	75
Net (loss) income	$(310)	$127	$31	$(152)	$285	$79	$32	$396

The following represents a reconciliation of the Company’s reported segment assets:

	At March 31,	At December 31,
(In thousands)	2023	2022

Total assets for reportable segments	$407,556	$402,776
Elimination of intercompany balances	(18,354)	(16,483)
Consolidated total assets	$389,202	$386,293

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Recently Issued Accounting Pronouncements

There are no new accounting pronouncements applicable to the Company at March 31, 2023.

15. Subsequent Events

The Company has evaluated subsequent events through May 8, 2023, which is the date the consolidated financial statements were issued.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 except as noted in Note 1 to this Form 10-Q for the adoption of the CECL accounting standard.

The information for the three months ended March 31, 2023 and 2022 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023 or any other period.

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets increased $2.9 million, or 0.8%, to $389.2 million at March 31, 2023 from $386.3 million at December 31, 2022.  The increase resulted primarily from increases in net loans of $4.5 million and pension plan assets of $543,000, partially offset by a decrease in cash and cash equivalents of $2.0 million.

Net Loans. Net loans increased $4.5 million, or 1.5%, to $308.4 million at March 31, 2023 from $303.9 million at December 31, 2022. The increase resulted from increases in one- to four-family residential real estate loans of $5.7 million, or 4.1%, manufactured home loans of $837,000, or 1.6%, other consumer loans of $302,000, or 4.2%, and automobile loans of $218,000, or 0.9%, partially offset by decreases in recreational vehicle loans of $954,000, or 3.6%, nonresidential loans of $461,000, or 2.8%, and home equity loans and lines of credit of $343,000, or 3.0%.

Net deferred fees decreased $279,000, or 1.7%, during the three months ended March 31, 2023, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of residential mortgage, automobile, and manufactured home loans. During the three months ended March 31, 2023, we purchased $6.7 million of residential mortgage loans, $2.7 million of automobile loans, and $1.9 million of manufactured home loans.

Pension Plan Assets.  Pension plan assets increased $543,000, or 5.1%, to $11.2 million at March 31, 2023 from $10.7 million at December 31, 2022. The increase resulted from estimated returns on pension assets of $397,000 and employer contributions of $361,000, partially offset by estimated benefits paid of $63,000 and interest costs of $152,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.0 million, or 24.5%, to $6.0 million at March 31, 2023 from $8.0 million at December 31, 2022 as a result of increased loan originations along with repayments of our FHLB advances.

Deposits.  Deposits increased $19.4 million, or 6.1%, to $337.0 million at March 31, 2023 from $317.7 million at December 31, 2022. Interest-bearing accounts increased $21.4 million, or 8.2%, to $284.5 million at March 31, 2023 from $263.1 million at December 31, 2022.  The largest increase in interest-bearing deposits was in certificates of deposit which increased $29.5 million, or 27.8%, to $135.3 million at March 31, 2023 from $105.8 million at December 31, 2022 as customers shifted funds from lower yielding core deposit accounts into higher yielding certificate of deposit specials. Interest-bearing checking accounts decreased $2.9 million, or 7.7%, to $35.2 million at March 31, 2023 from $38.1 million at December 31, 2022. Savings accounts decreased $2.7 million, or 2.9%, to $90.0 million at March 31, 2023 from $92.6 million at December 31, 2022. Money market accounts decreased $2.4 million, or 9.0%, to $24.1 million at March 31, 2023 from $26.5 million at December 31, 2022. Noninterest-bearing deposits decreased $2.1 million, or 3.8%, to $52.5 million at March 31, 2023 from $54.6 million at December 31, 2022.

Municipal deposits held at Generations Commercial Bank increased $1.1 million, or 14.9%, to $8.8 million at March 31, 2023 from $7.6 million at December 31, 2022.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances decreased $14.3 million, or 88.0%, to $1.9 million at March 31, 2023 from $16.2 million at December 31, 2022 as a result of repayments. Long-term Federal Home Loan Bank advances decreased $2.0 million, or 19.1%, to $8.4 million at March 31, 2023 from $10.3 million at December 31, 2022 as a result of repayments.

Total Equity. Total equity increased $193,000, or 0.5%, to $37.5 million at March 31, 2023 from $37.3 million at December 31, 2022.  The increase was primarily due to a decrease in accumulated other comprehensive loss of $360,000 as a result of an increase in the fair market value of our investment securities available-for-sale, offset in part by a net loss of $152,000 during the three months ended March 31, 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General.  Net loss for the three months ended March 31, 2023 was $152,000 as compared to net income of $396,000 for the three months ended March 31, 2022, a decrease of $548,000, or 138.4%.  The decrease was due to a $371,000 decrease in net interest income and a $40,000 decrease in noninterest income along with a $237,000 increase in noninterest expense and a $15,000 increase in provision for credit losses, partially offset by a $115,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $523,000, or 16.1%, to $3.8 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022.  This increase was primarily attributable to a $398,000 increase in interest on loans receivable, a net increase of $66,000 in interest on investment securities, and an increase in interest on interest-earning deposits of $29,000.  The average balance of loans increased $30.4 million, or 11.0%, to $307.2 million for the three months ended March 31, 2023 from $276.8 million for the three months ended March 31, 2022.  The average yield on loans increased 10 basis points to 4.36% for the three months ended March 31, 2023 from 4.26% for the three months ended March 31, 2022, reflecting an increase in higher-yielding loans quarter over quarter.  The average balance of investment securities decreased $4.4 million, or 11.2%, to $34.8 million for the three months ended March 31, 2023 from $39.2 million for the three months ended March 31, 2022. The average yield on investment securities increased 111 basis points to 3.91% for the 2023 period from 2.80% for the 2022 period due to rising interest rates and lower premium amortization expense during the three months ended March 31, 2023.

Interest Expense.  Total interest expense increased $894,000, or 252.5%, to $1.2 million for the three months ended March 31, 2023 from $354,000 for the three months ended March 31, 2022.  Interest expense on total interest-bearing deposits increased $845,000, or 305.1%, to $1.1 million for the three months ended March 31, 2023 from $277,000 for the three months ended March 31, 2022.  The increase was attributable to an increase of $49.9 million, or 64.8%, in the average balance of certificate of deposit accounts to $127.0 million for the three months ended March 31, 2023 from $77.1 million for the three months ended March 31, 2022, in addition to an increase in the average cost of 250 basis points to 3.12% for the three months ended March 31, 2023 from 0.62% for the same period in 2022.  Interest expense on borrowings increased $49,000, or 63.6%, to $126,000 for the three months ended March 31, 2023 from $77,000 for the three months ended March 31, 2022, as a result of an increase in the average borrowing costs of 115 basis points to 3.01% for the three months ended March 31, 2023 from 1.86% for the three months ended March 31, 2022 due to rising interest rates. The average balance of borrowings increased $199,000, or 1.2%, to $16.8 million for the three months ended March 31, 2023 from $16.6 million for the three months ended March 31, 2022.

Net Interest Income.  Net interest income decreased $371,000, or 12.8%, to $2.5 million for the three months ended March 31, 2023 from $2.9 million for the three months ended March 31, 2022.  Our net interest rate spread decreased 75 basis points to 2.63% for the three months ended March 31, 2023 from 3.38% for the three months ended March 31, 2022.  Our net interest margin decreased 56 basis points to 2.90% for the three months ended March 31, 2023 from 3.46% for the same period in 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $165,000 for the three months ended March 31, 2023 as compared to a provision for loan losses of $150,000 for the three months ended March 31, 2022.  The allowance for credit losses was $2.7 million, or 0.90%, of total loans at March 31, 2023 as compared to $2.5 million, or 0.86%, of total loans at December 31, 2022. The increase in provision for credit losses for the 2023 period was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income decreased $40,000, or 6.5%, to $576,000 for the three months ended March 31, 2023 from $616,000 for the three months ended March 31, 2022.  The decrease was primarily due to a decrease in insurance commissions, partially offset by increases in change in fair value on equity securities and other charges, commissions, and fees.  Insurance commissions decreased $68,000, or 34.5%, to $129,000 for the three months ended March 31, 2023 from $197,000 for the three months ended March 31, 2022 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022. Change in fair value on equity securities increased $20,000, or 166.7%, to $8,000 for the three months ended March 31, 2023 from a loss of $12,000 for the three months ended March 31, 2022 due to an increase in the fair market value of our equity securities. Other charges, commissions, and fees increased $19,000, or 95.0%, to $39,000 for the three months ended March 31, 2023 from $20,000 for the three months ended March 31, 2022 primarily due to a gain recognized on the sale of a foreclosed property.

Noninterest Expense.  Noninterest expense increased $237,000, or 8.2%, to $3.1 million for the three months ended March 31, 2023 from $2.9 million for the three months ended March 31, 2022 primarily due to an increase in compensation and benefits. Compensation and benefits increased $173,000, or 14.0%, to $1.4 million for the three months ended March 31, 2023 from $1.2 million for the three months ended March 31, 2022 as a result of annual merit increases for our employees as well as a decrease in pension expense benefit.

Income Taxes.  Income tax expense decreased $115,000, or 153.3%, to an income tax benefit of $40,000 for the three months ended March 31, 2023 as compared to income tax expense of $75,000 for the three months ended March 31, 2022. The effective tax rate was 20.8% for the three months ended March 31, 2023 as compared to 15.9% for the three months ended March 31, 2022. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current quarter’s effective tax rate was a result of an increase in permanent tax differences and state tax expense proportional to total income, which was a loss for the three months ended March 31, 2023.

Average Balances and Yields. The following table sets forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $482,000 and $443,000 for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023			2022
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$307,222	$3,348	4.36%	$276,800	$2,950	4.26%
Securities	34,803	340	3.91	39,201	274	2.80
Interest-earning deposits	5,356	45	3.36	17,392	16	0.37
Other	1,287	39	12.12	1,384	9	2.60
Total interest-earning assets	348,668	3,772	4.33	334,777	3,249	3.88
Non-interest-earning assets	41,013			41,549
Total assets	$389,681			$376,326

Interest-bearing liabilities:
Demand deposits	$32,999	$25	0.30%	$46,352	$14	0.12%
Money market accounts	25,401	22	0.35	32,007	28	0.35
Savings accounts	91,735	86	0.37	112,171	115	0.41
Certificates of deposit	127,010	989	3.12	77,076	120	0.62
Total interest-bearing deposits	277,145	1,122	1.62	267,606	277	0.41
Borrowings	16,768	126	3.01	16,569	77	1.86
Total interest-bearing liabilities	293,913	1,248	1.70	284,175	354	0.50
Other non-interest bearing liabilities	58,499			49,153
Total liabilities	352,412			333,328
Equity	37,269			42,998
Total liabilities and equity	$389,681			$376,326

Net interest income		$2,524			$2,895
Interest rate spread			2.63%			3.38%
Net interest-earning assets	$54,755			$50,602
Net interest margin			2.90%			3.46%
Average interest-earning assets to average
interest-bearing liabilities	118.63%			117.81%

Loan and Asset Quality and Allowance for Credit Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At March 31,	At December 31,
(In thousands)	2023	2022

Non-accrual loans:
Residential:
One- to four-family	$1,703	$2,605
Commercial:
Real estate - nonresidential	412	416
Commercial business	537	587
Consumer:
Home equity and junior liens	129	172
Manufactured homes	368	368
Automobile	40	21
Student	59	68
Recreational vehicle	275	135
Other consumer	35	—
Total non-accrual loans	$3,558	$4,372

Real estate owned:
Residential:
One- to four-family	$152	$12
Total real estate owned	$152	$12

Total non-performing assets	$3,710	$4,384

Ratios:
Total non-performing loans to total loans	1.20%	1.51%
Total non-performing loans to total assets	0.91%	1.13%
Total non-performing assets to total assets	0.95%	1.13%

Non-performing assets include non-accrual loans, non-accruing TDRs (prior to January 1, 2023), and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At March 31, 2023 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.7 million at March 31, 2023 and $4.4 million at December 31, 2022. At March 31, 2023, the Bank had 29 non-performing one- to four-family residential mortgage loans for $1.7 million, two non-performing nonresidential loans for $412,000, three non-performing commercial business loans for $537,000, six home equity loans and lines of credit for $129,000, three non-performing manufactured home loans for $368,000, four non-performing automobile loans for $40,000, five non-performing student loans for $59,000, five non-performing recreational vehicle loans for $275,000, and two non-performing other consumer loans for $35,000. At December 31, 2022, the Bank had 37 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, four non-performing commercial business loans for $587,000, eight home equity loans and lines of credit for $172,000, three non-performing manufactured home loans for $368,000, two non-performing automobile loans for $21,000, six non-performing student loans for $68,000, and two non-performing recreational vehicle loans for $135,000. The Bank had $152,000 in real estate owned at March 31, 2023 and $12,000 in real estate owned at December 31, 2022.

The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for credit losses was $2.7 million at March 31, 2023 and $2.5 million at December 31, 2022. The Company reported an increase in the ratio of the allowance for credit losses to gross loans to 0.90% at March 31, 2023 as compared to 0.86% at December 31, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2023.

The Company had no loans which were deemed to be impaired at December 31, 2022.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $9.8 million as of March 31, 2023 as compared to $11.0 million at December 31, 2022. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The decrease of $1.2 million was primarily driven by a decrease in residential mortgage loans classified as substandard as a result of loan upgrades and loan payoffs. Based on current information available at March 31, 2023, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2023, the Bank had $10.3 million outstanding in advances from the FHLB and had the ability to borrow approximately $58.3 million based on our collateral capacity. At March 31, 2023, the Bank had an additional $15.5 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At March 31, 2023 and December 31, 2022, there were no outstanding advances on these lines.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve Board, and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability, and minimize any impact on businesses, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions to help ensure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. The Company has not requested funding through the BTFP as of March 31, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $377,000 for the three months ended March 31, 2023 and $596,000 for the three months ended March 31, 2022. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $4.6 million for the three months ended March 31, 2023 and net cash provided by investing activities was $2.2 million for the three months ended March 31, 2022. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $3.0 million for the three months ended March 31, 2023 and $1.1 million for the three months ended March 31, 2022.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid a dividend of $1.0 million to Generations Bancorp during the three months ended March 31, 2023. Generations Bank paid a dividend of $1.3 million to Generations Bancorp for the year ended December 31, 2022.  At March 31, 2023, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.7 million.

At March 31, 2023 and December 31, 2022, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2023.

			Total
			Number of
			Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - January 31, 2023	5,819	$10.98	5,819	1,777
February 1 - February 28, 2023	689	$10.90	689	1,088
March 1 - March 31, 2023	1,088	$10.75	1,088	—
Total	7,596	$10.94	7,596

The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock.  On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. As of August 11, 2022, all 83,300 shares from the Company’s first repurchase program had been repurchased. As of March 31, 2023, all 87,000 shares from the Company’s second repurchase program had been repurchased. All of the repurchases were made pursuant to a publicly announced plan and were made from time to time depending on market conditions and other factors, and were conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may have been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement by and between Generations Bank and Anthony G. Cutrona
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: May 8, 2023	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: May 8, 2023	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer