Form 10-Q
period 2023-06-30
Generations Bancorp NY, Inc.
filed 2023-08-03
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

2,235,889 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 2, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At June 30,	At December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)
ASSETS:
Cash and due from banks	$3,385	$3,955
Interest earning deposits	1,884	4,049
Total cash and cash equivalents	5,269	8,004
Interest-earning time deposits in banks	2,260	—
Investment securities available-for-sale, at fair value	31,080	33,050
Investment securities held-to-maturity (fair value 2023-$1,258, 2022-$1,301)	1,516	1,587
Equity investment securities, at fair value	341	307
Federal Home Loan Bank stock, at cost	1,439	1,740
Loans	318,235	306,377
Less: Allowance for credit losses	(2,771)	(2,497)
Loans receivable, net	315,464	303,880
Premises and equipment, net	14,542	14,863
Bank-owned life insurance	7,407	7,351
Pension plan asset	11,421	10,697
Foreclosed real estate & repossessed assets	271	12
Goodwill	—	792
Intangible assets, net	686	718
Accrued interest receivable	1,331	1,304
Other assets	1,915	1,988
Total assets	$394,942	$386,293

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$50,510	$54,609
Interest-bearing	282,137	263,069
Total deposits	332,647	317,678
Short-term borrowings	9,244	16,200
Long-term borrowings	10,445	10,334
Advances from borrowers for taxes and insurance	3,161	2,653
Other liabilities	2,519	2,100
Total liabilities	358,016	348,965
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2023 and 2022; 2,303,839 and 2,348,748 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	23	24
Additional paid in capital	22,662	23,002
Retained earnings	22,214	22,512
Accumulated other comprehensive loss	(6,212)	(6,467)
Stock held in rabbi trust	(739)	(698)
Unearned ESOP shares, at cost	(1,022)	(1,045)
Total shareholders' equity	36,926	37,328
Total liabilities and shareholders' equity	$394,942	$386,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$3,455	$2,868	$6,803	$5,818
Debt and equity securities:
Taxable	240	139	479	301
Tax-exempt	99	111	200	223
Interest-earning deposits	36	38	81	54
Other	26	13	65	22
Total interest income	3,856	3,169	7,628	6,418
Interest expense:
Deposits	1,405	279	2,527	556
Short-term borrowings	180	—	268	—
Long-term borrowings	32	68	70	145
Total interest expense	1,617	347	2,865	701
Net interest income	2,239	2,822	4,763	5,717
Provision for loan losses	165	150	330	300
Provision for unfunded commitments	—	—	—	—
Provision for available-for-sale securities	—	—	—	—
Total provision for credit losses	165	150	330	300
Net interest income after provision for credit losses	2,074	2,672	4,433	5,417
Noninterest income:
Banking fees and service charges	364	427	728	802
Mortgage banking income, net	7	15	15	24
Insurance commissions	24	101	153	298
Earnings on bank-owned life insurance	28	26	56	53
Change in fair value on equity securities	26	(39)	34	(51)
Net gain on sale of Generations Agency	312	—	312	—
Other charges, commissions & fees	27	37	66	57
Total noninterest income	788	567	1,364	1,183
Noninterest expense:
Compensation and benefits	1,338	1,163	2,746	2,398
Occupancy and equipment	502	499	1,015	984
Service charges	416	531	923	1,037
Regulatory assessments	103	63	167	126
Professional and other services	232	192	423	382
Advertising	107	106	214	214
Other expenses	376	273	713	576
Total noninterest expenses	3,074	2,827	6,201	5,717
(Loss) Income before income tax (benefit) expense	(212)	412	(404)	883
Income tax (benefit) expense	(46)	67	(86)	142
Net (loss) income	$(166)	$345	$(318)	$741
Net (loss) income available to common shareholders	$(166)	$345	$(318)	$741
Basic and diluted (losses) earnings per common share	$(0.07)	$0.15	$(0.14)	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net (loss) income	$(166)	$345	$(318)	$741
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(173)	(3,145)	242	(5,390)
Net unrealized (losses) gains on securities available-for-sale	(173)	(3,145)	242	(5,390)
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	41	—	81	—
Net change in defined benefit pension plan asset	41	—	81	—
Other comprehensive (loss) income, before tax	(132)	(3,145)	323	(5,390)
Tax effect	27	661	(68)	1,132
Other comprehensive (loss) income, net of tax	(105)	(2,484)	255	(4,258)
Total comprehensive (loss) income	$(271)	$(2,139)	$(63)	$(3,517)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, March 31, 2023	$23	$22,983	$22,353	$(6,107)	$(698)	$(1,033)	$37,521
Net loss	—	—	(166)	—	—	—	(166)
Other comprehensive loss	—	—	—	(105)	—	—	(105)
Effect of stock repurchase plan	—	(373)	27	—	—	—	(346)
Stock-based compensation	—	54	—	—	—	—	54
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	(2)	—	—	—	11	9
Balance, June 30, 2023	$23	$22,662	$22,214	$(6,212)	$(739)	$(1,022)	$36,926

Balance, March 31, 2022	$26	$24,496	$22,065	$(2,740)	$(654)	$(1,078)	$42,115
Net income	—	—	345	—	—	—	345
Other comprehensive loss	—	—	—	(2,484)	—	—	(2,484)
Effect of stock repurchase plan	(1)	(805)	(134)	—	—	—	(940)
Stock-based compensation	—	23	—	—	—	—	23
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	2	—	—	—	11	13
Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$(698)	$(1,067)	$39,028

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(318)	—	—	—	(318)
Other comprehensive income	—	—	—	255	—	—	255
Effect of stock repurchase plan	(1)	(446)	20	—	—	—	(427)
Stock-based compensation	—	107	—	—	—	—	107
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	(1)	—	—	—	23	22
Balance, June 30, 2023	$23	$22,662	$22,214	$(6,212)	$(739)	$(1,022)	$36,926

Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$(654)	$(1,090)	$43,479
Net income	—	—	741	—	—	—	741
Other comprehensive loss	—	—	—	(4,258)	—	—	(4,258)
Effect of stock repurchase plan	(1)	(805)	(134)	—	—	—	(940)
Stock-based compensation	—	23	—	—	—	—	23
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	4	—	—	—	23	27
Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$(698)	$(1,067)	$39,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(318)	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	330	300
Deferred income tax benefit	(127)	(1,003)
Change in fair value on equity securities	(34)	51
Depreciation	474	469
Amortization of intangible asset	32	32
Amortization of fair value adjustment to purchased loan portfolio	(34)	(34)
ESOP expense	22	27
Stock-based compensation	107	23
Amortization of deferred loan costs	1,039	52
Earnings on bank-owned life insurance	(56)	(53)
Change in pension plan assets	(643)	(834)
Extinguishment of goodwill	792	—
Net amortization of premiums and discounts on investment securities	39	143
Net change in accrued interest receivable	(27)	87
Net change in other assets and liabilities	1,058	1,472
Net cash provided by operating activities	2,654	1,473
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(879)	(2,577)
Net change in interest-earning time deposits in banks	(2,260)	—
Net proceeds from the redemption of Federal Home Loan Bank stock	301	233
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	3,055	1,112
Held-to-maturity investment securities	69	109
Proceeds from sale of:
Real estate and repossessed assets acquired	112	27
Premises and equipment	15	—
Net change in loans	(13,290)	(3,206)
Purchase of premises and equipment	(168)	(202)
Net cash used in investing activities	(13,045)	(4,504)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(20,619)	2,120
Net change in time deposits	35,588	(2,615)
Net change in short-term borrowings	(6,956)	—
Payments on long-term borrowings	(2,889)	(3,532)
Proceeds from long-term borrowings	3,000	—
Purchase of common stock for directors retirement plan	(10)	(13)
Purchase of common stock of SERP	(31)	(31)
Effect of stock repurchase plan	(427)	(940)
Net cash provided by (used in) financing activities	7,656	(5,011)
Net change in cash and cash equivalents	(2,735)	(8,042)
Cash and cash equivalents at beginning of period	8,004	20,997
Cash and cash equivalents at end of period	$5,269	$12,955
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$2,701	$699
Transfer of loans to foreclosed real estate and repossessed assets	371	69

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

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly owned subsidiary.  The Agency’s book of business was purchased by The Northwoods Corporation on June 1, 2023.  Further detail regarding the treatment of goodwill is included in Note 15.

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

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

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $2,000 at June 30, 2023 and was excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or structured certificates of deposit. All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The structured certificates of deposit are all fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. As a result, no allowance for credit losses was recorded on held-to-maturity at June 30, 2023.

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities totaled $244,000 at June 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $1.1 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments. The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	Gains (Losses)	Defined	Other
Three Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, March 31, 2023	$(3,577)	$(2,530)	$(6,107)
Other comprehensive loss before reclassifications	(137)	—	(137)
Amounts reclassified from AOCI to the statements of (loss) income	—	32	32
Net current-period other comprehensive loss	(137)	32	(105)
Balance, June 30, 2023	$(3,714)	$(2,498)	$(6,212)

Balance, March 31, 2022	$(1,559)	$(1,181)	$(2,740)
Other comprehensive loss before reclassifications	(2,484)	—	(2,484)
Net current-period other comprehensive loss	(2,484)	—	(2,484)
Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Six Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive gain before reclassifications	191	—	191
Amounts reclassified from AOCI to the statements of (loss) income	—	64	64
Net current-period other comprehensive income	191	64	255
Balance, June 30, 2023	$(3,714)	$(2,498)	$(6,212)

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(4,258)	—	(4,258)
Net current-period other comprehensive loss	(4,258)	—	(4,258)
Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the
(In thousands)	2023	2022	2023	2022	Statement of Income

Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$41	$—	$81	$—	Compensation and benefits
Tax effect	(9)	—	(17)	—	Income tax (benefit) expense
	$32	$—	$64	$—	Net (loss) income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the three and six months ended June 30, 2023. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0%, of the Company’s outstanding common stock, based on the current trading price of the common stock. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(166)	$345
Weighted-average common shares outstanding	2,238	2,333
(Losses) Earnings per common share - basic and diluted	$(0.07)	$0.15

	Six Months Ended June 30,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(318)	$741
Weighted-average common shares outstanding	2,239	2,342
(Losses) Earnings per common share - basic and diluted	$(0.14)	$0.32

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$23	$—	$(1)	$22
Corporate bonds	19,431	34	(2,930)	16,535
State and political subdivisions	16,326	—	(1,803)	14,523
Total securities available-for-sale	$35,780	$34	$(4,734)	$31,080

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(221)	$429
Residential mortgage-backed - US agency and GSEs	866	—	(37)	829
Total securities held-to-maturity	$1,516	$—	$(258)	$1,258

Equity securities:
Large cap equity mutual fund	$42			$42
Other mutual funds	299			299
Total of equity securities	$341			$341

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At June 30, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$18	$(1)	$18	$(1)
Corporate bonds	4,134	(67)	11,319	(2,863)	15,453	(2,930)
State and political subdivisions	5,523	(282)	8,999	(1,521)	14,522	(1,803)
Total securities available-for-sale	$9,657	$(349)	$20,336	$(4,385)	$29,993	$(4,734)
Securities held-to-maturity:
Structured certificates of deposit	$—	$—	$428	$(221)	$428	$(221)
Residential mortgage-backed - US agency and GSEs	349	(12)	474	(25)	823	(37)
Total securities held-to-maturity	$349	$(12)	$902	$(246)	$1,251	$(258)

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

Seventeen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of June 30, 2023.  The securities were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $8,500 or less.

There are 110 bond issues held by the Company that have an unrealized loss as of June 30, 2023.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are seven bonds issued by corporate entities that have an aggregate loss of $2.2 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis.  At June 30, 2023 the amortized cost of debt securities held-to-maturity totaled $1.5 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

insurance limit. Residential mortgage-backed securities totaled $866,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit related losses are deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at June 30, 2023, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At June 30, 2023
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,222	$1,204	$—	$—
Due over one year through five years	3,239	3,045	—	—
Due over five through ten years	5,299	4,208	—	—
Due after ten years	25,997	22,601	—	—
	35,757	31,058	—	—
Structured certificates of deposit	—	—	650	429
Residential mortgage-backed securities	23	22	866	829
Total	$35,780	$31,080	$1,516	$1,258

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three and six months ended June 30, 2023 and 2022. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $12,431,000 and $10,045,000 were pledged to collateralize certain deposit arrangements at June 30, 2023 and December 31, 2022, respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At June 30,	At December 31,
(In thousands)	2023	2022

Originated Loans:
Residential mortgages:
One- to four-family	$141,372	$129,448
Construction	—	387
	141,372	129,835
Commercial loans:
Real estate - nonresidential	13,642	15,262
Multi-family	844	854
Commercial business	15,279	11,594
	29,765	27,710
Consumer:
Home equity and junior liens	11,474	11,027
Manufactured homes	51,684	50,989
Automobile	23,748	24,339
Student	1,694	1,803
Recreational vehicle	25,010	26,909
Other consumer	7,885	7,125
	121,495	122,192
Total originated loans	292,632	279,737
Net deferred loan costs	15,891	16,274
Less allowance for loan losses	(2,771)	(2,497)
Net originated loans	$305,752	$293,514

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30,	At December 31,
(In thousands)	2023	2022

Acquired Loans:
Residential mortgages:
One- to four-family	$8,084	$8,553
	8,084	8,553
Commercial loans:
Real estate - nonresidential	1,355	1,419
Commercial business	61	83
	1,416	1,502
Consumer:
Home equity and junior liens	408	535
Other consumer	39	47
	447	582
Total acquired loans	9,947	10,637
Net deferred loan costs	(51)	(53)
Fair value credit and yield adjustment	(184)	(218)
Net acquired loans	$9,712	$10,366

	At June 30,	At December 31,
(In thousands)	2023	2022

Total Loans:
Residential mortgages:
One- to four-family	$149,456	$138,001
Construction	—	387
	149,456	138,388
Commercial loans:
Real estate - nonresidential	14,997	16,681
Multi-family	844	854
Commercial business	15,340	11,677
	31,181	29,212
Consumer:
Home equity and junior liens	11,882	11,562
Manufactured homes	51,684	50,989
Automobile	23,748	24,339
Student	1,694	1,803
Recreational vehicle	25,010	26,909
Other consumer	7,924	7,172
	121,942	122,774
Total Loans	302,579	290,374
Net deferred loan costs	15,840	16,221
Fair value credit and yield adjustment	(184)	(218)
Less allowance for loan losses	(2,771)	(2,497)
Loans receivable, net	$315,464	$303,880

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

The following table presents the classes of the loan portfolio summarized by the credit quality indicator:

	At June 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$138,466	$1,077	$1,829	$—	$141,372
	138,466	1,077	1,829	—	141,372
Commercial loans:
Real estate - nonresidential	11,672	1,663	307	—	13,642
Multi-family	844	—	—	—	844
Commercial business	12,351	2,389	539	—	15,279
	24,867	4,052	846	—	29,765
Consumer:
Home equity and junior liens	11,321	49	104	—	11,474
Manufactured homes	50,828	452	404	—	51,684
Automobile	23,659	31	58	—	23,748
Student	1,636	—	58	—	1,694
Recreational vehicle	24,379	432	199	—	25,010
Other consumer	7,855	30	—	—	7,885
	119,678	994	823	—	121,495
Total originated loans	$283,011	$6,123	$3,498	$—	$292,632

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$7,872	$10	$202	$—	$8,084
	7,872	10	202	—	8,084
Commercial loans:
Real estate - nonresidential	1,355	—	—	—	1,355
Commercial business	61	—	—	—	61
	1,416	—	—	—	1,416
Consumer:
Home equity and junior liens	374	—	34	—	408
Other consumer	31	8	—	—	39
	405	8	34	—	447
Total acquired loans	$9,693	$18	$236	$—	$9,947

	At June 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$146,338	$1,087	$2,031	$—	$149,456
	146,338	1,087	2,031	—	149,456
Commercial loans:
Real estate - nonresidential	13,027	1,663	307	—	14,997
Multi-family	844	—	—	—	844
Commercial business	12,412	2,389	539	—	15,340
	26,283	4,052	846	—	31,181
Consumer:
Home equity and junior liens	11,695	49	138	—	11,882
Manufactured homes	50,828	452	404	—	51,684
Automobile	23,659	31	58	—	23,748
Student	1,636	—	58	—	1,694
Recreational vehicle	24,379	432	199	—	25,010
Other consumer	7,886	38	—	—	7,924
	120,083	1,002	857	—	121,942
Total loans	$292,704	$6,141	$3,734	$—	$302,579

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At June 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,597	$1,420	$1,829	$6,846	$134,526	$141,372
	3,597	1,420	1,829	6,846	134,526	141,372
Commercial loans:
Real estate - nonresidential	84	—	29	113	13,529	13,642
Multi-family	437	—	—	437	407	844
Commercial business	536	—	41	577	14,702	15,279
	1,057	—	70	1,127	28,638	29,765
Consumer loans:
Home equity and junior liens	102	14	104	220	11,254	11,474
Manufactured homes	819	452	404	1,675	50,009	51,684
Automobile	343	31	58	432	23,316	23,748
Student	—	—	58	58	1,636	1,694
Recreational vehicle	780	432	199	1,411	23,599	25,010
Other consumer	98	29	—	127	7,758	7,885
	2,142	958	823	3,923	117,572	121,495
Total originated loans	$6,796	$2,378	$2,722	$11,896	$280,736	$292,632

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$215	$16	$202	$433	$7,651	$8,084
	215	16	202	433	7,651	8,084
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,355	1,355
Commercial business	—	—	—	—	61	61
	—	—	—	—	1,416	1,416
Consumer loans:
Home equity and junior liens	—	—	34	34	374	408
Other consumer	—	8	—	8	31	39
	—	8	34	42	405	447
Total acquired loans	$215	$24	$236	$475	$9,472	$9,947

	At June 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,812	$1,436	$2,031	$7,279	$142,177	$149,456
	3,812	1,436	2,031	7,279	142,177	149,456
Commercial loans:
Real estate - nonresidential	84	—	29	113	14,884	14,997
Multi-family	437	—	—	437	407	844
Commercial business	536	—	41	577	14,763	15,340
	1,057	—	70	1,127	30,054	31,181
Consumer loans:
Home equity and junior liens	102	14	138	254	11,628	11,882
Manufactured homes	819	452	404	1,675	50,009	51,684
Automobile	343	31	58	432	23,316	23,748
Student	—	—	58	58	1,636	1,694
Recreational vehicle	780	432	199	1,411	23,599	25,010
Other consumer	98	37	—	135	7,789	7,924
	2,142	966	857	3,965	117,977	121,942
Total loans	$7,011	$2,402	$2,958	$12,371	$290,208	$302,579

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,235	$1,261	$2,605	$7,101	$130,900	$138,001
Construction	—	—	—	—	387	387
	3,235	1,261	2,605	7,101	131,287	138,388
Commercial loans:
Real estate - nonresidential	254	—	416	670	16,011	16,681
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,390	11,677
	383	—	574	957	28,255	29,212
Consumer loans:
Home equity and junior liens	193	85	172	450	11,112	11,562
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	103	122	—	225	6,947	7,172
	2,399	990	764	4,153	118,621	122,774
Total loans	$6,017	$2,251	$3,943	$12,211	$278,163	$290,374

Non-accrual loans, segregated by class of loan, were as follows:

	At June 30,	At December 31,
(In thousands)	2023	2022

Residential mortgage loans:
One- to four-family	$2,031	$2,605
	2,031	2,605
Commercial loans:
Real estate - nonresidential	29	416
Commercial business	439	587
	468	1,003
Consumer loans:
Home equity and junior liens	138	172
Manufactured homes	404	368
Automobile	58	21
Student	58	68
Recreational vehicle	199	135
	857	764
Total non-accrual loans	$3,356	$4,372

There were no loans past due more than ninety days and still accruing interest at June 30, 2023 and December 31, 2022.

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

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract.  At January 1, 2023, as part of the adoption of the CECL standard, two of these loans totaling $270,000 were returned to the general pool to be collectively reviewed as a result of making regularly scheduled payments as agreed.  The remaining five loans totaling $2.2 million will continue to be individually reviewed although regularly scheduled payments have been made as agreed. There were no loans modified to borrowers experiencing financial difficulties during the three and six months ended June 30, 2023.

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2023:

	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$2,031	$—	$—	$—	$—	$2,031
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	439	—	—	—	439
Home equity and junior liens	138	—	—	—	—	138
Total loans	$2,198	$439	$—	$—	$—	$2,637

The following table summarizes collateral-dependent loan information by portfolio class:

	Three Months Ended June 30, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$2,033	$4
Commercial real estate - nonresidential	29	—
Commercial business	493	—
Home equity and junior liens	140	1
	$2,695	$5

	Six Months Ended June 30, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$2,051	$31
Commercial real estate - nonresidential	30	—
Commercial business	469	1
Home equity and junior liens	140	2
	$2,690	$34

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loan information by portfolio class:

	At December 31, 2022
		Unpaid
	Recorded	principal	Related
(In thousands)	investment	balance	allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,560	$2,641	$—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—

Total:
One- to four-family residential mortgages	2,560	2,641	—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—
	$4,159	$4,362	$—

The following table presents the amortized cost information of loans on non-accrual status:

			Interest income	Non-accrual loans
			recognized on	with no allowance
	Amortized cost of loans on		non-accrual loans	for credit losses
	non-accrual status		as of	as of
(In thousands)	January 1, 2023	June 30, 2023	June 30, 2023	June 30, 2023

Residential mortgage loans:
One- to four-family	$2,605	$2,080	$31	$1,777

Commercial loans:
Real estate - nonresidential	416	29	—	29
Commercial business	587	439	1	439

Consumer loans:
Home equity and junior liens	172	136	2	138
Manufactured homes	368	404	—	404
Automobile	21	55	—	58
Student	68	58	—	58
Recreational vehicle	135	150	6	199
	$4,372	$3,351	$40	$3,102

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loans to customers as of June 30, 2023 based on year of origination within each credit quality indicator:

	At June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Originated Loans:
Residential mortgage loans:
4 Internal grade	$15,325	$42,193	$10,284	$11,575	$11,931	$47,158	$138,466
5 Internal grade	—	—	28	—	106	943	1,077
6 Internal grade	—	133	113	41	81	1,461	1,829
	$15,325	$42,326	$10,425	$11,616	$12,118	$49,562	$141,372
Current period gross writeoffs	$—	$—	$—	$—	$—	$(100)	$(100)
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$(100)	$(100)

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$379	$379
3 Internal grade	—	169	610	279	906	6,283	8,247
4 Internal grade	3,868	3,169	721	201	124	8,158	16,241
5 Internal grade	—	—	—	—	2,092	1,960	4,052
6 Internal grade	—	—	—	—	41	805	846
	$3,868	$3,338	$1,331	$480	$3,163	$17,585	$29,765
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	51	51
Current period net writeoffs	$—	$—	$—	$—	$—	$51	$51

Consumer loans:
4 Internal grade	$9,477	$25,948	$28,827	$34,467	$9,558	$11,401	$119,678
5 Internal grade	—	113	425	122	211	123	994
6 Internal grade	—	45	428	187	67	96	823
	$9,477	$26,106	$29,680	$34,776	$9,836	$11,620	$121,495
Current period gross writeoffs	$—	$—	$(1)	$(1)	$—	$(20)	$(22)
Current period recoveries	—	—	—	—	—	12	12
Current period net writeoffs	$—	$—	$(1)	$(1)	$—	$(8)	$(10)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Acquired Loans:
Residential mortgage loans:
4 Internal grade	$—	$—	$—	$—	$—	$7,872	$7,872
5 Internal grade	—	—	—	—	—	10	10
6 Internal grade	—	—	—	—	—	202	202
	$—	$—	$—	$—	$—	$8,084	$8,084
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	3	3
Current period net writeoffs	$—	$—	$—	$—	$—	$3	$3

Commercial loans:
4 Internal grade	$—	$—	$—	$—	$—	$1,416	$1,416
5 Internal grade	—	—	—	—	—	—	—
6 Internal grade	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$1,416	$1,416
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
4 Internal grade	$—	$—	$—	$—	$—	$405	$405
5 Internal grade	—	—	—	—	—	8	8
6 Internal grade	—	—	—	—	—	34	34
	$—	$—	$—	$—	$—	$447	$447
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Total Loans:
Residential mortgage loans:
4 Internal grade	$15,325	$42,193	$10,284	$11,575	$11,931	$55,030	$146,338
5 Internal grade	—	—	28	—	106	953	1,087
6 Internal grade	—	133	113	41	81	1,663	2,031
	$15,325	$42,326	$10,425	$11,616	$12,118	$57,646	$149,456
Current period gross writeoffs	$—	$—	$—	$—	$—	$(100)	$(100)
Current period recoveries	—	—	—	—	—	3	3
Current period net writeoffs	$—	$—	$—	$—	$—	$(97)	$(97)

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$379	$379
3 Internal grade	—	169	610	279	906	6,283	8,247
4 Internal grade	3,868	3,169	721	201	124	9,574	17,657
5 Internal grade	—	—	—	—	2,092	1,960	4,052
6 Internal grade	—	—	—	—	41	805	846
	$3,868	$3,338	$1,331	$480	$3,163	$19,001	$31,181
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	51	51
Current period net writeoffs	$—	$—	$—	$—	$—	$51	$51

Consumer loans:
4 Internal grade	$9,477	$25,948	$28,827	$34,467	$9,558	$11,806	$120,083
5 Internal grade	—	113	425	122	211	131	1,002
6 Internal grade	—	45	428	187	67	130	857
	$9,477	$26,106	$29,680	$34,776	$9,836	$12,067	$121,942
Current period gross writeoffs	$—	$—	$(1)	$(1)	$—	$(20)	$(22)
Current period recoveries	—	—	—	—	—	12	12
Current period net writeoffs	$—	$—	$(1)	$(1)	$—	$(8)	$(10)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Credit Loss

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$943	$—	$220	$(100)	$2	$1,065
Construction	1	—	(1)	—	—	—

Commercial loans:
Real estate - nonresidential	600	—	(63)	—	—	537
Multi-family	—	—	—	—	—	—
Commercial business	279	—	(30)	—	49	298

Consumer loans:
Home equity and junior liens	70	—	8	(2)	—	76
Manufactured homes	—	—	—	—	—	—
Automobile	259	—	(9)	—	4	254
Student	15	—	(1)	—	1	15
Recreational vehicle	134	—	16	—	—	150
Other consumer	352	—	25	(1)	—	376
	$2,653	$—	$165	$(103)	$56	$2,771

At June 30, 2023 there was no liability recorded for unfunded loan commitments.

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

	Three Months Ended June 30, 2022
	One- to four-	Construction	Commercial	Commercial
	family	residential	real estate	real estate	Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	multi-family	commercial	business
Allowance for loan losses:
Beginning Balance	$739	$—	$644	$3	$—	$209
Charge-offs	(26)	—	—	—	—	(12)
Recoveries	1	—	—	—	—	—
Provision for loan losses	(24)	—	(128)	(1)	—	43
Ending balance	$690	$—	$516	$2	$—	$240

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$43	$116	$107	$64	$—	$49	$—	$1,974
Charge-offs	—	—	—	—	—	—	—	(38)
Recoveries	—	—	99	—	—	2	—	102
Provision (credit) for loan losses	6	(12)	(80)	(2)	347	1	—	150
Ending balance	$49	$104	$126	$62	$347	$52	$—	$2,188

	Six Months Ended June 30, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$—	$375	$(100)	$3	$1,065
Construction	2	—	(2)	—	—	—

Commercial loans:
Real estate - nonresidential	319	—	218	—	—	537
Multi-family	4	—	(4)	—	—	—
Commercial business	248	—	(1)	—	51	298

Consumer loans:
Home equity and junior liens	65	—	24	(13)	—	76
Manufactured homes	110	—	(110)	—	—	—
Automobile	135	—	110	—	9	254
Student	55	—	(35)	(7)	2	15
Recreational vehicle	646	—	(496)	—	—	150
Other consumer	126	—	251	(2)	1	376
	$2,497	$—	$330	$(122)	$66	$2,771

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2022
	One- to four-	Construction
	family	residential	Real estate		Construction	Commercial
(In thousands)	residential	mortgage	nonresidential	Multi-family	commercial	business
Allowance for loan losses:
Beginning balance	$688	$—	$630	$2	$—	$161
Charge-offs	(36)	—	—	—	—	(12)
Recoveries	16	—	—	—	—	—
Provision for loan losses	22	—	(114)	—	—	91
Ending balance	$690	$—	$516	$2	$—	$240
Ending balance: related to loans individually evaluated for impairment	$1	$—	$—	$—	$—	$—
Ending balance: related to loans collectively evaluated for impairment	$689	$—	$516	$2	$—	$240
Loans receivable:
Ending balance	$118,454	$—	$17,829	$449	$—	$11,405
Ending balance: individually evaluated for impairment	$2,517	$—	$416	$—	$—	$113
Ending balance: collectively evaluated for impairment	$115,937	$—	$17,413	$449	$—	$11,292

	Six Months Ended June 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39	$102	$107	$64	$—	$48	$—	$1,841
Charge-offs	—	—	(40)	—	—	—	—	(88)
Recoveries	—	—	116	1	—	2	—	135
Provision (credit) for loan losses	10	2	(57)	(3)	347	2	—	300
Ending balance	$49	$104	$126	$62	$347	$52	$—	$2,188
Ending balance: related to loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$1
Ending balance: related to loans collectively evaluated for impairment	$49	$104	$126	$62	$347	$52	$—	$2,187
Loans receivable:
Ending balance	$10,829	$49,247	$22,569	$2,042	$28,059	$6,811	$—	$267,694
Ending balance: individually evaluated for impairment	$82	$—	$—	$—	$—	$—	$—	$3,128
Ending balance: collectively evaluated for impairment	$10,747	$49,247	$22,569	$2,042	$28,059	$6,811	$—	$264,566

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net periodic expenses recognized in income:
Service cost	$60	$108	$120	$216
Interest cost	117	103	235	205
Expected return on plan assets	(306)	(384)	(613)	(768)
Amortization of net losses	41	—	81	—
Net periodic pension benefit	$(88)	$(173)	$(177)	$(347)

Medina Savings and Loan Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net periodic expenses recognized in income:
Service cost	$3	$8	$6	$16
Interest cost	33	27	67	55
Expected return on plan assets	(89)	(115)	(179)	(230)
Net periodic pension benefit	$(53)	$(80)	$(106)	$(159)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	26,595	$11.61

	Three Months Ended June 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

	Six Months Ended June 30, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	26,595	$11.61

	Six Months Ended June 30, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The grants to senior management and directors vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $23,000 and $45,000 for the three and six months ended June 30, 2023. The Company recorded compensation expense in the amount of $11,000 for the three and six months ended June 30, 2022.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the year ended December 31, 2022. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $31,000 and $62,000 for the three and six months ended June 30, 2023. The Company recorded compensation expense in the amount of $12,000 for the three and six months ended June 30, 2022.

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Common Equity Tier 1 Capital	$40,541	13.51%	$13,506	4.50%	$19,509	6.50%
Total Capital (to Risk-Weighted Assets)	$43,312	14.43%	$24,011	8.00%	$30,014	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$40,541	13.51%	$18,008	6.00%	$24,011	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$40,541	10.38%	$15,618	4.00%	$19,523	5.00%
As of December 31, 2022:
Common Equity Tier 1 Capital	$41,127	13.87%	$13,347	4.50%	$19,278	6.50%
Total Capital (to Risk-Weighted Assets)	$43,624	14.71%	$23,727	8.00%	$29,659	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,127	13.87%	$17,795	6.00%	$23,727	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,127	10.98%	$14,989	4.00%	$18,736	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2023 and December 31, 2022, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at June 30, 2023.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At June 30,	At December 31,
(In thousands)	2023	2022

Commitments to grant loans	$2,126	$6,400
Unfunded commitments under lines of credit	13,999	14,789

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2023 with fixed interest rates amounted to approximately $6.4 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2023 with variable interest rates amounted to approximately $9.7 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with fixed interest rates amounted to approximately $9.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with variable interest rates amounted to approximately $11.6 million.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. On January 1, 2023, the Company did not record an adjustment for unfunded commitments for the adoption of ASC Topic 326. For the three and six months ended June 30, 2023, the Company recorded a provision for credit losses for unfunded commitments of $0. At June 30, 2023, the liability for credit losses on off-balance sheet credit exposures included in other liabilities was $0.

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $7.7 million at June 30, 2023. The Bank continues to service loans sold under the MPF Program.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at June 30, 2023. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $93,000 at June 30, 2023. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Service charges on deposit accounts	$141	$158	$275	$308
Debit card interchange and surcharge income	188	194	371	382
Insurance commissions	24	101	153	298
Net gain on sale of Generations Agency	312	—	312	—
Loan servicing fees	29	72	74	107
	$694	$525	$1,185	$1,095

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

Insurance commissions: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance which are subject to the Management Agreement with the Northwoods Corporation (“Northwoods”) which became effective on April 1, 2022. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results.  The Agency’s book of business was purchased by Northwoods on June 1, 2023.

Gain on sale of Generations Agency’s book of business:  Pursuant to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023, a net gain of $312,000 was recognized.  Although the Company financed the transaction there are no performance obligations owed to Northwoods.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended June 30, 2023 and December 31, 2022.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at June 30, 2023 and December 31, 2022.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At June 30, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$5,269	$5,269	$—	$—	$5,269
Interest-earning time deposits in banks	2,260	2,260	—	—	2,260
Securities available-for-sale	31,080	—	29,533	1,547	31,080
Securities held-to-maturity	1,516	—	1,258	—	1,258
Equity securities	341	341	—	—	341
Loans receivable, net	315,464	—	—	288,716	288,716
FHLB stock	1,439	—	1,439	—	1,439
Accrued interest receivable	1,331	1,331	—	—	1,331

Financial liabilities:
Deposits	$332,647	$84,853	$—	$237,098	$321,951
Short-term borrowings	9,244	—	9,289	—	9,289
Long-term borrowings	10,445	—	10,403	—	10,403
Accrued interest payable	326	326	—	—	326

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

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$22	$—	$22
Corporate bonds	—	16,535	—	16,535
Municipal bonds	—	12,976	1,547	14,523
Equity investment securities:
Large cap equity mutual fund	42	—	—	42
Other mutual funds	299	—	—	299
Total investment securities	$341	$29,533	$1,547	$31,421

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$24	$—	$24
Corporate bonds	—	18,194	—	18,194
Municipal bonds	—	13,117	1,715	14,832
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	270	—	—	270
Total investment securities	$307	$31,335	$1,715	$33,357

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive income	130
Principal payments/maturities	(298)
Balance - March 31, 2023	$1,547

Investment
(In thousands)	Securities
Balance - December 31, 2021	$3,010
Total gains realized/unrealized:
Included in other comprehensive income	(236)
Purchases	85
Principal payments/maturities	(1,007)
Balance - June 30, 2022	$1,852

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$231	$231
Foreclosed real estate & repossessed assets	—	—	271	271

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	12	12

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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

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

The insurance agency segment offers insurance coverage to businesses and individuals in the Finger Lakes Region. The insurance activities consist of those conducted through the Bank’s wholly owned subsidiary, Generations Agency. The primary revenue source is commissions. Pursuant to a Management Agreement, which became effective on April 1, 2022, personnel and office support charges were assumed by Northwoods. The Agency’s book of business was purchased by Northwoods on June 1, 2023.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended June 30,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$2,220	$—	$19	$2,239	$2,757	$—	$65	$2,822
Provision for loan losses	165	—	—	165	150	—	—	150
Net interest income after provision for loan losses	2,055	—	19	2,074	2,607	—	65	2,672
Total noninterest income	766	22	—	788	469	98	—	567
Compensation and benefits	(1,338)	—	—	(1,338)	(1,144)	(19)	—	(1,163)
Other noninterest expense	(1,714)	(1)	(21)	(1,736)	(1,642)	(3)	(19)	(1,664)
(Loss) Income before income tax (benefit) expense	(231)	21	(2)	(212)	290	76	46	412
Income tax (benefit) expense	(46)	—	—	(46)	60	—	7	67
Net (loss) income	$(185)	$21	$(2)	$(166)	$230	$76	$39	$345

	Six Months Ended June 30,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$4,685	$—	$78	$4,763	$5,592	$—	$125	$5,717
Provision for loan losses	330	—	—	330	300	—	—	300
Net interest income after provision for loan losses	4,355	—	78	4,433	5,292	—	125	5,417
Total noninterest income	1,215	149	—	1,364	890	293	—	1,183
Compensation and benefits	(2,746)	—	—	(2,746)	(2,293)	(105)	—	(2,398)
Other noninterest expense	(3,413)	(1)	(41)	(3,455)	(3,246)	(33)	(40)	(3,319)
(Loss) Income before income tax (benefit) expense	(589)	148	37	(404)	643	155	85	883
Income tax (benefit) expense	(94)	—	8	(86)	128	—	14	142
Net (loss) income	$(495)	$148	$29	$(318)	$515	$155	$71	$741

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following represents a reconciliation of the Company’s reported segment assets:

	At June 30,	At December 31,
(In thousands)	2023	2022

Total assets for reportable segments	$411,373	$402,776
Elimination of intercompany balances	(16,431)	(16,483)
Consolidated total assets	$394,942	$386,293

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Recently Issued Accounting Pronouncements

The FASB issued ASU 2023-03, which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective date associated with it and it was not expected to have any significant impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2023, or subsequent to these consolidated financial statements.

15. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2023 is as follows:

Generations
(In thousands)	Agency, Inc
Balance as of December 31, 2022
Goodwill	$792
792
Goodwill written off related to sale of business unit	(792)
Balance as of June 30, 2023	$—

16. Subsequent Events

The Company has evaluated subsequent events through August 3, 2023, which is the date the consolidated financial statements were issued.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The information for the three and six months ended June 30, 2023 and 2022 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023 or any other period.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets increased $8.6 million, or 2.2%, to $394.9 million at June 30, 2023 from $386.3 million at December 31, 2022.  The increase resulted primarily from increases in net loans of $11.6 million, interest earning time deposits in banks of $2.3 million, and pension plan assets of $724,000, partially offset by decreases in cash and cash equivalents of $2.7 million, investment securities available-for-sale of $2.0 million, and goodwill of $792,000.

Net Loans. Net loans increased $11.6 million, or 3.8%, to $315.5 million at June 30, 2023 from $303.9 million at December 31, 2022. The increase resulted from increases in one- to four-family residential real estate loans of $11.5 million, or 8.3%, commercial business loans of $3.7 million, or 31.4%, other consumer loans of $752,000, or 10.5%, manufactured home loans of $695,000, or 1.4%, and home equity loans and lines of credit of $320,000, or 2.8%, partially offset by decreases in recreational vehicle loans of $1.9 million, or 7.1%, nonresidential loans of $1.7 million, or 10.1%, automobile loans of $591,000, or 2.4%, construction loans of $387,000, or 100.0%, student loans of $109,000, or 6.1%, and multi-family loans of $10,000, or 1.2%.

Net deferred fees decreased $381,000, or 2.4%, during the six months ended June 30, 2023, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of residential mortgage, automobile, and manufactured home loans. During the six months ended June 30, 2023, we purchased $16.3 million of residential mortgage loans, $4.7 million of automobile loans, and $3.7 million of manufactured home loans.

Interest Earning Time Deposits in Banks.  Interest earning time deposits in banks increased to $2.3 million at June 30, 2023 from $0 at December 31, 2022. Excess cash was invested in short-term certificates of deposit at other financial institutions in order to maximize the yield on interest earning deposits.

Pension Plan Assets.  Pension plan assets increased $724,000, or 6.8%, to $11.4 million at June 30, 2023 from $10.7 million at December 31, 2022. The increase resulted from estimated returns on pension assets of $792,000 and employer contributions of $361,000, partially offset by estimated benefits paid of $126,000 and interest costs of $302,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.7 million, or 34.2%, to $5.3 million at June 30, 2023 from $8.0 million at December 31, 2022 as a result of increased loan originations along with repayments of FHLB advances.

Investment Securities Available-for-Sale.  Investment securities available-for-sale decreased $2.0 million, or 6.0%, to $31.1 million at June 30, 2023 from $33.1 million at December 31, 2022. The decrease in investment securities available-for-sale was primarily attributable to calls and principal repayments of $3.1 million, partially offset by purchases of $879,000 and a $243,000 increase in fair market value.

Goodwill.  Goodwill decreased $792,000 to $0 at June 30, 2023 from $792,000 at December 31, 2022 as a result of the sale of Generations Agency’s book of business to Northwoods on June 1, 2023. Further detail regarding the treatment of goodwill is included in Note 15 of the interim condensed consolidated financial statements.

Deposits.  Deposits increased $15.0 million, or 4.7%, to $332.6 million at June 30, 2023 from $317.7 million at December 31, 2022. Interest-bearing accounts increased $19.1 million, or 7.2%, to $282.1 million at June 30, 2023 from $263.1 million at December 31, 2022.  The largest increase in interest-bearing deposits was in certificates of deposit which increased $35.6 million, or 33.6%, to $141.4 million at June 30, 2023 from $105.8 million at December 31, 2022 as customers shifted funds from lower yielding core deposit accounts into higher yielding certificate of deposit specials. Savings accounts decreased $7.2 million, or 7.7%, to $85.5 million at June 30, 2023 from $92.6 million at December 31, 2022. Money market accounts decreased $5.6 million, or 21.0%, to $20.9 million at June 30, 2023 from $26.5 million at December 31, 2022. Interest-bearing checking accounts decreased $3.8 million, or 9.9%, to $34.3 million at June 30, 2023 from $38.1 million at December 31, 2022. Noninterest-bearing deposits decreased $4.1 million, or 7.5%, to $50.5 million at June 30, 2023 from $54.6 million at December 31, 2022.

Municipal deposits held at Generations Commercial Bank increased $1.7 million, or 21.8%, to $9.3 million at June 30, 2023 from $7.6 million at December 31, 2022.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances decreased $7.0 million, or 42.9%, to $9.2 million at June 30, 2023 from $16.2 million at December 31, 2022 as a result of repayments. Long-term Federal Home Loan Bank advances increased $111,000, or 1.1%, to $10.4 million at June 30, 2023 from $10.3 million at December 31, 2022 as a result of $3.0 million in new advances partially offset by repayments of $2.9 million.

Total Equity. Total equity decreased $402,000, or 1.1%, to $36.9 million at June 30, 2023 from $37.3 million at December 31, 2022.  The decrease was primarily due to a $427,000 decrease as a result of stock repurchases in addition to a net loss of $318,000, partially offset by a decrease in accumulated other comprehensive loss of $255,000 as a result of an increase in the fair market value of our investment securities available-for-sale during the six months ended June 30, 2023.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General.  Net loss for the three months ended June 30, 2023 was $166,000 as compared to net income of $345,000 for the three months ended June 30, 2022, a decrease of $511,000, or 148.1%.  The decrease was due to a $583,000 decrease in net interest income, a $247,000 increase in noninterest expense, and a $15,000 increase in provision for credit losses, partially offset by a $221,000 increase in noninterest income and a $113,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $687,000, or 21.7%, to $3.9 million for the three months ended June 30, 2023 from $3.2 million for the three months ended June 30, 2022.  This increase was primarily attributable to a $587,000 increase in interest on loans receivable and a net increase of $89,000 in interest on investment securities.  The average balance of loans increased $36.8 million, or 13.4%, to $311.5 million for the three months ended June 30, 2023 from $274.7 million for the three months ended June 30, 2022.  The average yield on loans increased 26 basis points to 4.44% for the three months ended June 30, 2023 from 4.18% for the three months ended June 30, 2022, reflecting an increase in higher-yielding loans quarter over quarter as well as higher market interest rates.  The average balance of investment securities decreased $3.1 million, or 8.6%, to $33.4 million for the three months ended June 30, 2023 from $36.6 million for the three months ended June 30, 2022. The average yield on investment securities increased 132 basis points to 4.05% for the 2023 period from 2.73% for the 2022 period due to rising interest rates and lower premium amortization expense during the three months ended June 30, 2023.

Interest Expense.  Total interest expense increased $1.3 million, or 366.0%, to $1.6 million for the three months ended June 30, 2023 from $347,000 for the three months ended June 30, 2022.  Interest expense on total interest-bearing deposits increased $1.1 million, or 403.6%, to $1.4 million for the three months ended June 30, 2023 from $279,000 for the three months ended June 30, 2022.  The increase was attributable to an increase of $57.9 million, or 76.8%, in the average balance of certificate of deposit accounts to $133.4 million for the three months ended June 30, 2023 from $75.5 million for the three months ended June 30, 2022, in addition to an increase in the average cost of 298 basis points to 3.61% for the three months ended June 30, 2023 from 0.63% for the same period in 2022.  Interest expense on borrowings increased $144,000, or 211.8%, to $212,000 for the three months ended June 30, 2023 from $68,000 for the three months ended June 30, 2022, as a result of an increase in the average borrowing costs of 213 basis points to 3.96% for the three months ended June 30, 2023 from 1.83% for the three months ended June 30, 2022 due to rising interest rates. The average balance of borrowings increased $6.6 million, or 44.2%, to $21.4 million for the three months ended June 30, 2023 from $14.8 million for the three months ended June 30, 2022.

Net Interest Income.  Net interest income decreased $583,000, or 20.7%, to $2.2 million for the three months ended June 30, 2023 from $2.8 million for the three months ended June 30, 2022.  Our net interest rate spread decreased 108 basis points to 2.23% for the three months ended June 30, 2023 from 3.31% for the three months ended June 30, 2022.  Our net interest margin decreased 85 basis points to 2.56% for the three months ended June 30, 2023 from 3.41% for the same period in 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods as these liabilities repriced faster than our interest-earning assets.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $165,000 for the three months ended June 30, 2023 as compared to a provision for loan losses of $150,000 for the three months ended June 30, 2022.  The allowance for credit losses was $2.8 million, or 0.92%, of total loans at June 30, 2023 as compared to $2.5 million, or 0.86%, of total loans at December 31, 2022. The increase in provision for credit losses for the 2023 period was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income increased $221,000, or 39.0%, to $788,000 for the three months ended June 30, 2023 from $567,000 for the three months ended June 30, 2022.  The increase was primarily due a net gain of $312,000 recognized from the sale of Generations Agency’s book of business and an increase in fair value on equity securities, partially offset by decreases in insurance commissions and banking fees and service charges.  Change in fair value on equity securities increased $65,000, or 166.7%, to $26,000 for the three months ended June 30, 2023 from a loss of $39,000 for the three months ended June 30, 2022 due to an increase in the fair market value of our equity securities. Insurance commissions decreased $77,000, or 76.2%, to $24,000 for the three months ended June 30, 2023 from $101,000 for the three months ended June 30, 2022 due to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $63,000, or 14.8%, to $364,000 for the three months ended June 30, 2023 from $427,000 for the three months ended June 30, 2022 due to fewer loan recapture fees and loan prepayment penalties as well as fewer non-sufficient funds fees for the three months ended June 30, 2023 as compared to the same period in 2022.

Noninterest Expense.  Noninterest expense increased $247,000, or 8.7%, to $3.1 million for the three months ended June 30, 2023 from $2.8 million for the three months ended June 30, 2022 primarily due to increases in compensation and benefits and other expenses partially offset by a decrease in service charges. Compensation and benefits increased $175,000, or 15.1%, to $2.7 million for the three months ended June 30, 2023 from $2.4 million for the three months ended June 30, 2022 as a result of a decrease in pension expense benefit as well as an increase in equity incentive plan expenses related to stock awards and stock options granted to senior management in June 2022. Other expenses increased $103,000, or 37.7%, to $376,000 for the three months ended June 30, 2023 from $273,000 for the three months ended June 30, 2022 as a result of an increase in other real estate owned expense along with an increase in directors’ fees as a result of changes in the fair market value of the directors retirement plans. Service charges decreased $115,000, or 21.7%, to $416,000 for the three months ended June 30, 2023 from $531,000 for the three months ended June 30, 2022 as a result of discounts recognized from the renewal of our core processing contract.

Income Taxes.  Income tax expense decreased $113,000, or 168.7%, to an income tax benefit of $46,000 for the three months ended June 30, 2023 as compared to income tax expense of $67,000 for the three months ended June 30, 2022. The effective tax rate was 21.7% for the three months ended June 30, 2023 as compared to 16.3% for the three months ended June 30, 2022. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current quarter’s effective tax rate was a result of an increase in permanent tax differences and state tax expense proportional to total income, which was a loss for the three months ended June 30, 2023.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General.  Net loss for the six months ended June 30, 2023 was $318,000 as compared to net income of $741,000 for the six months ended June 30, 2022, a decrease of $1.1 million, or 142.9%.  The decrease was due to a $954,000 decrease in net interest income, a $484,000 increase in noninterest expense, and a $30,000 increase in provision for credit losses, partially offset by a $181,000 increase in noninterest income and a $228,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $1.2 million, or 18.9%, to $7.6 million for the six months ended June 30, 2023 from $6.4 million for the six months ended June 30, 2022.  This increase was primarily attributable to a $985,000 increase in interest on loans receivable and a net increase of $155,000 in interest on investment securities.  The average balance of loans increased $33.6 million, or 12.2%, to $309.3 million for the six months ended June 30, 2023 from $275.7 million for the six months ended June 30, 2022.  The average yield on loans increased 18 basis points to 4.40% for the six months ended June 30, 2023 from 4.22% for the six months ended June 30, 2022, reflecting an increase in higher-yielding loans period over period.  The average balance of investment securities decreased $3.8 million, or 9.9%, to $34.1 million for the six months ended June 30, 2023 from $37.9 million for the six months ended June 30, 2022. The average yield on investment securities increased 121 basis points to 3.98% for the 2023 period from 2.77% for the 2022 period due to rising interest rates and lower premium amortization expense during the six months ended June 30, 2023.

Interest Expense.  Total interest expense increased $2.2 million, or 308.7%, to $2.9 million for the six months ended June 30, 2023 from $701,000 for the six months ended June 30, 2022.  Interest expense on total interest-bearing deposits increased $2.0 million, or 354.5%, to $2.5 million for the six months ended June 30, 2023 from $556,000 for the six months ended June 30, 2022.  The increase was attributable to an increase of $53.9 million, or 70.7%, in the average balance of certificate of deposit accounts to $130.2 million for the six months ended June 30, 2023 from $76.3 million for the six months ended June 30, 2022, in addition to an increase in the average cost of 274 basis points to 3.37% for the six months ended June 30, 2023 from 0.63% for the same period in 2022.  Interest expense on borrowings increased $193,000, or 133.1%, to $338,000 for the six months ended June 30, 2023 from $145,000 for the six months ended June 30, 2022, as a result of an increase in the average borrowing costs of 169 basis points to 3.54% for the six months ended June 30, 2023 from 1.85% for the six months ended June 30, 2022 due to rising interest rates. The average balance of borrowings increased $3.4 million, or 21.5%, to $19.1 million for the six months ended June 30, 2023 from $15.7 million for the six months ended June 30, 2022.

Net Interest Income.  Net interest income decreased $954,000, or 16.7%, to $4.8 million for the six months ended June 30, 2023 from $5.7 million for the six months ended June 30, 2022.  Our net interest rate spread decreased 90 basis points to 2.43% for the six months ended June 30, 2023 from 3.33% for the six months ended June 30, 2022.  Our net interest margin decreased 70 basis points to 2.73% for the six months ended June 30, 2023 from 3.43% for the same period in 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $330,000 for the six months ended June 30, 2023 as compared to a provision for loan losses of $300,000 for the six months ended June 30, 2022.  The allowance for credit losses was $2.8 million, or 0.92%, of total loans at June 30, 2023 as compared to $2.5 million, or 0.86%, of total loans at December 31, 2022. The increase in provision for credit losses for the 2023 period was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income increased $181,000, or 15.3%, to $1.4 million for the six months ended June 30, 2023 from $1.2 million for the six months ended June 30, 2022.  The increase was primarily due to a net gain of $312,000 recognized from the sale of Generations Agency’s book of business and an increase in change in fair value on equity securities, partially offset by decreases in insurance commissions and banking fees and service charges.  Change in fair value on equity securities increased $85,000, or 166.7%, to $34,000 for the six months ended June 30, 2023 from a loss of $51,000 for the six months ended June 30, 2022 due to an increase in the fair market value of our equity securities. Insurance commissions decreased $145,000, or 48.7%, to $153,000 for the six months ended June 30, 2023 from $298,000 for the six months ended June 30, 2022 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Agency effective April 1, 2022 and the subsequent sale of the book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $74,000, or 9.2%, to $728,000 for the six months ended June 30, 2023 from $802,000 for the six months ended June 30, 2022 due to fewer loan recapture fees and loan prepayment penalties as well as fewer non-sufficient funds fees for the six months ended June 30, 2023 as compared to the same period in 2022.

Noninterest Expense.  Noninterest expense increased $484,000, or 8.5%, to $6.2 million for the six months ended June 30, 2023 from $5.7 million for the six months ended June 30, 2022 primarily due to increases in compensation and benefits and other expenses, partially offset by a decrease in service charges. Compensation and benefits increased $348,000, or 14.5%, to $2.7 million for the six months ended June 30, 2023 from $2.4 million for the six months ended June 30, 2022 as a result of a decrease in pension expense benefit as well as an increase in equity incentive plan expenses related to stock awards and stock options granted to senior management in June 2022. Other expenses increased $137,000, or 23.8%, to $713,000 for the six months ended June 30, 2023 from $576,000 for the six months ended June 30, 2022 as a result of an increase in other real estate owned expense along with an increase in directors’ fees as a result of changes in the fair market value of the directors retirement plans in addition to equity incentive plan expenses related to stock awards and stock options granted to directors in May 2022. Service charges decreased $114,000, or 11.0%, to $923,000 for the six months ended June 30, 2023 from $1.0 million for the six months ended June 30, 2022 as a result of discounts recognized from the renewal of our core processing contract.

Income Taxes.  Income tax expense decreased $228,000, or 160.6%, to an income tax benefit of $86,000 for the six months ended June 30, 2023 as compared to income tax expense of $142,000 for the six months ended June 30, 2022. The effective tax rate was 21.3% for the six months ended June 30, 2023 as compared to 16.1% for the six months ended June 30, 2022. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current period’s effective tax rate was a result of an increase in permanent tax differences and state tax expense proportional to total income, which was a loss for the six months ended June 30, 2023.

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $556,000 and $485,000 for the three months ended June 30, 2023 and 2022, respectively.  Net deferred loan costs amortized totaled approximately $1.0 million and $969,000 for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,
	2023			2022
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$311,457	$3,455	4.44%	$274,699	$2,868	4.18%
Securities	33,445	339	4.05	36,580	250	2.73
Interest-earning deposits	3,456	36	4.17	18,845	38	0.81
Other	1,517	26	6.86	1,250	13	4.16
Total interest-earning assets	349,875	3,856	4.41	331,374	3,169	3.83
Non-interest-earning assets	41,293			41,905
Total assets	$391,168			$373,279

Interest-bearing liabilities:
Demand deposits	$30,751	$46	0.60%	$33,304	$15	0.18%
Money market accounts	22,189	53	0.95	32,128	28	0.35
Savings accounts	89,113	103	0.46	112,863	117	0.41
Certificates of deposit	133,376	1,203	3.61	75,459	119	0.63
Total interest-bearing deposits	275,429	1,405	2.04	253,754	279	0.44
Borrowings	21,401	212	3.96	14,846	68	1.83
Total interest-bearing liabilities	296,830	1,617	2.18	268,600	347	0.52
Other non-interest bearing liabilities	56,940			63,443
Total liabilities	353,770			332,043
Equity	37,398			41,236
Total liabilities and equity	$391,168			$373,279

Net interest income		$2,239			$2,822
Interest rate spread			2.23%			3.31%
Net interest-earning assets	$53,045			$62,774
Net interest margin			2.56%			3.41%
Average interest-earning assets to average
interest-bearing liabilities	117.87%			123.37%

	Six Months Ended June 30,
	2023			2022
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$309,340	$6,803	4.40%	$275,749	$5,818	4.22%
Securities	34,124	679	3.98	37,890	524	2.77
Interest-earning deposits	4,406	81	3.68	18,119	54	0.60
Other	1,402	65	9.27	1,317	22	3.34
Total interest-earning assets	349,272	7,628	4.37	333,075	6,418	3.85
Non-interest-earning assets	40,102			41,728
Total assets	$389,374			$374,803

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$31,875	$71	0.45%	$33,482	$29	0.17%
Money market accounts	23,795	75	0.63	32,067	56	0.35
Savings accounts	90,424	189	0.42	112,517	232	0.41
Certificates of deposit	130,193	2,192	3.37	76,268	239	0.63
Total interest-bearing deposits	276,287	2,527	1.83	254,334	556	0.44
Borrowings	19,085	338	3.54	15,707	145	1.85
Total interest-bearing liabilities	295,372	2,865	1.94	270,041	701	0.52
Other non-interest bearing liabilities	56,669			62,645
Total liabilities	352,041			332,686
Equity	37,333			42,117
Total liabilities and equity	$389,374			$374,803

Net interest income		$4,763			$5,717
Interest rate spread			2.43%			3.33%
Net interest-earning assets	$53,900			$63,034
Net interest margin			2.73%			3.43%
Average interest-earning assets to average
interest-bearing liabilities	118.25%			123.34%

Loan and Asset Quality and Allowance for Credit Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At June 30,	At December 31,
(In thousands)	2023	2022

Non-accrual loans:
Residential:
One- to four-family	$2,031	$2,605
Commercial:
Real estate - nonresidential	29	416
Commercial business	439	587
Consumer:
Home equity and junior liens	138	172
Manufactured homes	404	368
Automobile	58	21
Student	58	68
Recreational vehicle	199	135
Total non-accrual loans	$3,356	$4,372

Real estate owned:
Residential:
One- to four-family	$271	$12
Total real estate owned	$271	$12

Total non-performing assets	$3,627	$4,384

Ratios:
Total non-performing loans to total loans	1.11%	1.51%
Total non-performing loans to total assets	0.85%	1.13%
Total non-performing assets to total assets	0.92%	1.13%

Non-performing assets include non-accrual loans, non-accruing TDRs (prior to January 1, 2023), and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At June 30, 2023 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.6 million at June 30, 2023 and $4.4 million at December 31, 2022. At June 30, 2023, the Bank had 31 non-performing one- to four-family residential mortgage loans for $2.0 million, two non-performing commercial business loans for $439,000, three non-performing manufactured home loans for $404,000, five non-performing recreational vehicle loans for $199,000, five home equity loans and lines of credit for $138,000, three non-performing automobile loans for $58,000, five non-performing student loans for $58,000, and one non-performing nonresidential loan for $29,000. At December 31, 2022, the Bank had 37 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, four non-performing commercial business loans for $587,000, eight home equity loans and lines of credit for $172,000, three non-performing manufactured home loans for $368,000, two non-performing automobile loans for $21,000, six non-performing student loans for $68,000, and two non-performing recreational vehicle loans for $135,000. The Bank had four real estate owned properties for $271,000 at June 30, 2023 and one real estate owned property for $12,000 at December 31, 2022.

The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for credit losses was $2.8 million at June 30, 2023 and $2.5 million at December 31, 2022. The Company reported an increase in the ratio of the allowance for credit losses to gross loans to 0.92% at June 30, 2023 as compared to 0.86% at December 31, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of June 30, 2023.

The Company had no loans which were deemed to be impaired at December 31, 2022.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $9.9 million as of June 30, 2023 as compared to $11.0 million at December 31, 2022. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The decrease of $1.1 million was primarily driven by a decrease in residential mortgage loans classified as substandard as a result of loan upgrades and loan payoffs. Based on current information available at June 30, 2023, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2023, the Bank had $19.7 million outstanding in advances from the FHLB and had the ability to borrow approximately $45.4 million based on our collateral capacity. At June 30, 2023, the Bank had an additional $15.5 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At June 30, 2023 and December 31, 2022, there were no outstanding advances on these lines.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve Board, and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability, and minimize any impact on businesses, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions to help ensure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. The Company has not requested funding through the BTFP as of June 30, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2023 and $1.5 million for the six months ended June 30, 2022. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $13.0 million for the six months ended June 30, 2023 and $4.5 million for the six months ended June 30, 2022. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $7.7 million for the six months ended June 30, 2023 and net cash used in financing activities was $5.0 million for the six months ended June 30, 2022.

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

Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank paid a dividend of $1.0 million to Generations Bancorp during the six months ended June 30, 2023. Generations Bank paid a dividend of $1.3 million to Generations Bancorp for the year ended December 31, 2022.  At June 30, 2023, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.5 million.

At June 30, 2023 and December 31, 2022, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2023.

			Total	Maximum
			Number of	Number of
			Shares	Shares (or
			Purchased as	Approximate Dollar
			Part of	Value) that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs ($)
April 1 - April 30, 2023	—	$—	—	—
May 1 - May 31, 2023	—	$—	—	1,000,000
June 1 - June 30, 2023	37,313	$9.22	37,313	655,975
Total	37,313	$9.22	37,313

The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock.  On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. As of August 11, 2022, all 83,300 shares from the Company’s first repurchase program had been repurchased. As of March 31, 2023, all 87,000 shares from the Company’s second repurchase program had been repurchased. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0%, of the Company’s outstanding common stock, based on the current trading price of the common stock. All of the repurchases were made pursuant to a publicly announced plan and were made from time to time depending on market conditions and other factors, and were conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may have been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

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

GENERATIONS BANCORP NY, INC.

Date: August 3, 2023	/s/ Menzo D. Case
Menzo D. Case
Chief Executive Officer

Date: August 3, 2023	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer