Form 10-Q
period 2023-09-30
Generations Bancorp NY, Inc.
filed 2023-11-08
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

2,235,889 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 7, 2023.

Index

Page
PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Statements of Financial Condition –September 30, 2023 (Unaudited) and December 31, 2022	1

Condensed Consolidated Statements of Income – Three-month and Nine-month Periods Ended September 30, 2023 and 2022 (Unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss – Three-month and Nine-month Periods Ended September 30, 2023 and 2022 (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three-month and Nine-month Periods Ended September 30, 2023 and 2022 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows –Nine-month Periods Ended September 30, 2023 and 2022 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION	63

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	65

Signatures	66

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At September 30,	At December 31,
(In thousands, except share data)	2023	2022
	(Unaudited)
ASSETS:
Cash and due from banks	$3,399	$3,955
Interest earning deposits	2,115	4,049
Total cash and cash equivalents	5,514	8,004
Interest-earning time deposits in banks	2,610	—
Investment securities available-for-sale, at fair value	29,957	33,050
Investment securities held-to-maturity (fair value 2023-$1,230, 2022-$1,301)	1,491	1,587
Equity investment securities, at fair value	336	307
Federal Home Loan Bank stock, at cost	1,647	1,740
Loans	331,409	306,377
Less: Allowance for credit losses	(2,752)	(2,497)
Loans receivable, net	328,657	303,880
Premises and equipment, net	14,335	14,863
Bank-owned life insurance	7,437	7,351
Pension plan asset	11,603	10,697
Foreclosed real estate & repossessed assets	205	12
Goodwill	—	792
Intangible assets, net	669	718
Accrued interest receivable	1,527	1,304
Other assets	2,742	1,988
Total assets	$408,730	$386,293

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$53,427	$54,609
Interest-bearing	291,482	263,069
Total deposits	344,909	317,678
Short-term borrowings	—	16,200
Long-term borrowings	24,602	10,334
Advances from borrowers for taxes and insurance	1,708	2,653
Other liabilities	2,557	2,100
Total liabilities	373,776	348,965
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2023 and 2022; 2,235,889 and 2,348,748 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	22	24
Additional paid in capital	22,036	23,002
Retained earnings	21,606	22,512
Accumulated other comprehensive loss	(6,998)	(6,467)
Stock held in rabbi trust	(702)	(698)
Unearned ESOP shares, at cost	(1,010)	(1,045)
Total shareholders' equity	34,954	37,328
Total liabilities and shareholders' equity	$408,730	$386,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$3,690	$3,009	$10,493	$8,827
Debt and equity securities:
Taxable	277	157	756	458
Tax-exempt	99	113	299	336
Interest-earning deposits	66	19	147	73
Other	32	16	97	38
Total interest income	4,164	3,314	11,792	9,732
Interest expense:
Deposits	1,918	304	4,445	860
Short-term borrowings	81	24	349	24
Long-term borrowings	123	55	193	200
Total interest expense	2,122	383	4,987	1,084
Net interest income	2,042	2,931	6,805	8,648
Provision for loan losses	175	181	505	481
Provision for unfunded commitments	21	—	21	—
Provision for available-for-sale securities	—	—	—	—
Total provision for credit losses	196	181	526	481
Net interest income after provision for credit losses	1,846	2,750	6,279	8,167
Noninterest income:
Banking fees and service charges	358	386	1,086	1,188
Mortgage banking income, net	6	13	21	37
Insurance commissions	3	77	156	375
Earnings on bank-owned life insurance	30	6	86	59
Change in fair value on equity securities	(8)	(16)	26	(67)
Net gain on sale of Generations Agency	—	—	312	—
Other charges, commissions & fees	43	24	109	81
Total noninterest income	432	490	1,796	1,673
Noninterest expense:
Compensation and benefits	1,410	1,245	4,156	3,643
Occupancy and equipment	504	510	1,519	1,494
Service charges	530	526	1,453	1,563
Regulatory assessments	80	30	247	156
Professional and other services	170	162	593	544
Advertising	81	107	295	321
Other expenses	317	294	1,030	870
Total noninterest expenses	3,092	2,874	9,293	8,591
(Loss) Income before income tax (benefit) expense	(814)	366	(1,218)	1,249
Income tax (benefit) expense	(171)	66	(257)	208
Net (loss) income	$(643)	$300	$(961)	$1,041
Net (loss) income available to common shareholders	$(643)	$300	$(961)	$1,041
Basic and diluted (losses) earnings per common share	$(0.30)	$0.13	$(0.43)	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net (loss) income	$(643)	$300	$(961)	$1,041
Other comprehensive loss, before tax:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period	(1,034)	(1,317)	(792)	(6,707)
Net unrealized losses on securities available-for-sale	(1,034)	(1,317)	(792)	(6,707)
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	39	—	120	—
Net change in defined benefit pension plan asset	39	—	120	—
Other comprehensive loss, before tax	(995)	(1,317)	(672)	(6,707)
Tax effect	209	276	141	1,408
Other comprehensive loss, net of tax	(786)	(1,041)	(531)	(5,299)
Total comprehensive loss	$(1,429)	$(741)	$(1,492)	$(4,258)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, June 30, 2023	$23	$22,662	$22,214	$(6,212)	$(739)	$(1,022)	$36,926
Net loss	—	—	(643)	—	—	—	(643)
Other comprehensive loss	—	—	—	(786)	—	—	(786)
Effect of stock repurchase plan	(1)	(679)	35	—	—	—	(645)
Stock-based compensation	—	54	—	—	—	—	54
Distribution of common stock from Directors Retirement Plan	—	—	—	—	37	—	37
ESOP shares committed to be released	—	(1)	—	—	—	12	11
Balance, September 30, 2023	$22	$22,036	$21,606	$(6,998)	$(702)	$(1,010)	$34,954

Balance, June 30, 2022	$25	$23,716	$22,276	$(5,224)	$(698)	$(1,067)	$39,028
Net income	—	—	300	—	—	—	300
Other comprehensive loss	—	—	—	(1,041)	—	—	(1,041)
Effect of stock repurchase plan	(1)	(609)	(88)	—	—	—	(698)
Stock-based compensation	—	52	—	—	—	—	52
ESOP shares committed to be released	—	1	—	—	—	11	12
Balance, September 30, 2022	$24	$23,160	$22,488	$(6,265)	$(698)	$(1,056)	$37,653

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(961)	—	—	—	(961)
Other comprehensive loss	—	—	—	(531)	—	—	(531)
Effect of stock repurchase plan	(2)	(1,125)	55	—	—	—	(1,072)
Stock-based compensation	—	161	—	—	—	—	161
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
Distribution of common stock from Directors Retirement Plan	—	—	—	—	37	—	37
ESOP shares committed to be released	—	(2)	—	—	—	35	33
Balance, September 30, 2023	$22	$22,036	$21,606	$(6,998)	$(702)	$(1,010)	$34,954

Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$(654)	$(1,090)	$43,479
Net income	—	—	1,041	—	—	—	1,041
Other comprehensive loss	—	—	—	(5,299)	—	—	(5,299)
Effect of stock repurchase plan	(2)	(1,414)	(222)	—	—	—	(1,638)
Stock-based compensation	—	75	—	—	—	—	75
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	5	—	—	—	34	39
Balance, September 30, 2022	$24	$23,160	$22,488	$(6,265)	$(698)	$(1,056)	$37,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(961)	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	526	481
Deferred income tax benefit	(311)	(1,011)
Change in fair value on equity securities	(26)	67
Dividend reinvestment in equity securities	(3)	—
Depreciation	704	704
Amortization of intangible asset	49	48
Amortization of fair value adjustment to purchased loan portfolio	(52)	(52)
ESOP expense	33	39
Stock-based compensation	161	75
Amortization of deferred loan costs	1,578	1,499
Earnings on bank-owned life insurance	(86)	(59)
Proceeds from bank-owned life insurance premium	—	511
Change in pension plan assets	(786)	(1,086)
Extinguishment of goodwill	792	—
Net amortization of premiums and discounts on investment securities	47	209
Net change in accrued interest receivable	(223)	33
Net change in other assets and liabilities	(791)	317
Net cash provided by operating activities	651	2,816
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(879)	(2,767)
Net change in interest-earning time deposits in banks	(2,610)	—
Net proceeds from the redemption of (purchase of) Federal Home Loan Bank stock	93	(196)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	3,136	1,202
Held-to-maturity investment securities	94	153
Proceeds from sale of:
Real estate and repossessed assets acquired	178	27
Premises and equipment	15	—
Net change in loans	(27,200)	(15,528)
Purchase of premises and equipment	(191)	(219)
Net cash used in investing activities	(27,364)	(17,328)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(23,858)	(2,531)
Net change in time deposits	51,089	(1,210)
Net change in short-term borrowings	(16,200)	13,600
Payments on long-term borrowings	(3,732)	(7,264)
Proceeds from long-term borrowings	18,000	—
Purchase of common stock for directors retirement plan	(10)	(13)
Purchase of common stock of SERP	(31)	(31)
Distribution of common stock from Directors Retirement Plan	37	—
Effect of stock repurchase plan	(1,072)	(1,638)
Net cash provided by financing activities	24,223	913
Net change in cash and cash equivalents	(2,490)	(13,599)
Cash and cash equivalents at beginning of period	8,004	20,997
Cash and cash equivalents at end of period	$5,514	$7,398
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$4,712	$972
Transfer of loans to foreclosed real estate and repossessed assets	371	69

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly owned subsidiary of Seneca-Cayuga and The Seneca Falls Savings Bank, MHC (“MHC”), which owned 60.1% of Seneca-Cayuga’s common stock.  In connection with the conversion, on January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

Generations Bank (the “Bank”) is a federally chartered savings bank headquartered in Seneca Falls, New York.  We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes Region of New York State which is located in the central to northwestern portion of New York State.

Generations Commercial Bank (the “Commercial Bank”) is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing New York State municipal law and is a wholly owned subsidiary of the Bank.

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

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly owned subsidiary.  The Agency’s book of business was purchased by The Northwoods Corporation on June 1, 2023.  Further detail regarding the treatment of goodwill is included in Note 14.

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

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

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $2,000 at June 30, 2023 and was excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or structured certificates of deposit. All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The structured certificates of deposit are all fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. As a result, no allowance for credit losses was recorded on held-to-maturity at September 30, 2023.

Allowance for Credit Losses – Available-for-Sale Securities

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available for sale portfolio. Accrued interest receivable on available for sale debt securities totaled $304,000 at September 30, 2023 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $1.2 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments. The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

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

Recently Issued Accounting Pronouncements

The FASB issued ASU 2023-03, which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective date associated with it and it was not expected to have any significant impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2023, or subsequent to these consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	Losses	Defined	Other
Three Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, June 30, 2023	$(3,714)	$(2,498)	$(6,212)
Other comprehensive loss before reclassifications	(817)	—	(817)
Amounts reclassified from AOCI to the statements of loss	—	31	31
Net current-period other comprehensive loss	(817)	31	(786)
Balance, September 30, 2023	$(4,531)	$(2,467)	$(6,998)

Balance, June 30, 2022	$(4,043)	$(1,181)	$(5,224)
Other comprehensive loss before reclassifications	(1,041)	—	(1,041)
Net current-period other comprehensive loss	(1,041)	—	(1,041)
Balance, September 30, 2022	$(5,084)	$(1,181)	$(6,265)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Nine Months Ended September 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive loss before reclassifications	(626)	—	(626)
Amounts reclassified from AOCI to the statements of loss	—	95	95
Net current-period other comprehensive loss	(626)	95	(531)
Balance, September 30, 2023	$(4,531)	$(2,467)	$(6,998)

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(5,299)	—	(5,299)
Net current-period other comprehensive loss	(5,299)	—	(5,299)
Balance, September 30, 2022	$(5,084)	$(1,181)	$(6,265)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,		Affected Line Item in the
(In thousands)	2023	2022	2023	2022	Statement of Income

Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$39	$—	$120	$—	Compensation and benefits
Tax effect	(8)	—	(25)	—	Income tax (benefit) expense
	$31	$—	$95	$—	Net (loss) income

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the three and nine months ended September 30, 2023. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6% of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0% of the Company’s outstanding common stock, based on the current trading price of the common stock. At this time the Company does not expect to repurchase any more shares under the third stock repurchase program. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(643)	$300
Weighted-average common shares outstanding	2,152	2,299
(Losses) Earnings per common share - basic and diluted	$(0.30)	$0.13

	Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(961)	$1,041
Weighted-average common shares outstanding	2,209	2,327
(Losses) Earnings per common share - basic and diluted	$(0.43)	$0.45

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$21	$—	$—	$21
Corporate bonds	19,428	6	(2,815)	16,619
State and political subdivisions	16,242	—	(2,925)	13,317
Total securities available-for-sale	$35,691	$6	$(5,740)	$29,957

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(225)	$425
Residential mortgage-backed - US agency and GSEs	841	1	(37)	805
Total securities held-to-maturity	$1,491	$1	$(262)	$1,230

Equity securities:
Large cap equity mutual fund	$44			$44
Other mutual funds	292			292
Total of equity securities	$336			$336

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At September 30, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs[1]	$4	$—	$17	$—	$21	$—
Corporate bonds	3,138	(33)	11,274	(2,782)	14,412	(2,815)
State and political subdivisions	1,351	(88)	11,966	(2,837)	13,317	(2,925)
Total securities available-for-sale	$4,493	$(121)	$23,257	$(5,619)	$27,750	$(5,740)
Securities held-to-maturity:
Structured certificates of deposit	$—	$—	$425	$(225)	$425	$(225)
Residential mortgage-backed - US agency and GSEs	58	(3)	721	(34)	779	(37)
Total securities held-to-maturity	$58	$(3)	$1,146	$(259)	$1,204	$(262)

1 Aggregate unrealized position less than $1,000.

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

Sixteen government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of September 30, 2023.  The securities were issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”).  The government-backed securities that have unrealized losses are immaterial, with each of these securities having value deficiencies of $8,700 or less.

There are 113 bond issues held by the Company that have an unrealized loss as of September 30, 2023.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are seven bonds issued by corporate entities that have an aggregate loss of $2.2 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis.  At September 30, 2023 the amortized cost of debt securities held-to-maturity totaled $1.5 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$250,000 insurance limit. Residential mortgage-backed securities totaled $841,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit related losses are deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at September 30, 2023, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At September 30, 2023
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,221	$1,206	$—	$—
Due over one year through five years	3,550	3,264	—	—
Due over five through ten years	4,903	3,665	—	—
Due after ten years	25,996	21,801	—	—
	35,670	29,936	—	—
Structured certificates of deposit	—	—	650	425
Residential mortgage-backed securities	21	21	841	805
Total	$35,691	$29,957	$1,491	$1,230

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three and nine months ended September 30, 2023 and 2022. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $11.1 million and $10.0 million were pledged to collateralize certain deposit arrangements at September 30, 2023 and December 31, 2022, respectively.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Loans Receivable

Major classifications of loans are as follows:

	At September 30,	At December 31,
(In thousands)	2023	2022

Originated Loans:
Residential mortgages:
One- to four-family	$152,633	$129,448
Construction	—	387
	152,633	129,835
Commercial loans:
Real estate - nonresidential	13,408	15,262
Multi-family	838	854
Commercial business	18,267	11,594
	32,513	27,710
Consumer:
Home equity and junior liens	12,328	11,027
Manufactured homes	50,314	50,989
Automobile	23,108	24,339
Student	1,624	1,803
Recreational vehicle	23,924	26,909
Other consumer	9,754	7,125
	121,052	122,192
Total originated loans	306,198	279,737
Net deferred loan costs	15,878	16,274
Less allowance for loan losses	(2,752)	(2,497)
Net originated loans	$319,324	$293,514

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30,	At December 31,
(In thousands)	2023	2022

Acquired Loans:
Residential mortgages:
One- to four-family	$7,773	$8,553
	7,773	8,553
Commercial loans:
Real estate - nonresidential	1,314	1,419
Commercial business	56	83
	1,370	1,502
Consumer:
Home equity and junior liens	367	535
Other consumer	38	47
	405	582
Total acquired loans	9,548	10,637
Net deferred loan costs	(49)	(53)
Fair value credit and yield adjustment	(166)	(218)
Net acquired loans	$9,333	$10,366

	At September 30,	At December 31,
(In thousands)	2023	2022

Total Loans:
Residential mortgages:
One- to four-family	$160,406	$138,001
Construction	—	387
	160,406	138,388
Commercial loans:
Real estate - nonresidential	14,722	16,681
Multi-family	838	854
Commercial business	18,323	11,677
	33,883	29,212
Consumer:
Home equity and junior liens	12,695	11,562
Manufactured homes	50,314	50,989
Automobile	23,108	24,339
Student	1,624	1,803
Recreational vehicle	23,924	26,909
Other consumer	9,792	7,172
	121,457	122,774
Total Loans	315,746	290,374
Net deferred loan costs	15,829	16,221
Fair value credit and yield adjustment	(166)	(218)
Less allowance for loan losses	(2,752)	(2,497)
Loans receivable, net	$328,657	$303,880

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

The following table presents the classes of the loan portfolio summarized by the credit quality indicator:

	At September 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$149,391	$725	$2,517	$—	$152,633
	149,391	725	2,517	—	152,633
Commercial loans:
Real estate - nonresidential	11,456	1,648	304	—	13,408
Multi-family	838	—	—	—	838
Commercial business	15,443	608	2,216	—	18,267
	27,737	2,256	2,520	—	32,513
Consumer:
Home equity and junior liens	12,176	80	72	—	12,328
Manufactured homes	49,738	172	404	—	50,314
Automobile	22,944	61	103	—	23,108
Student	1,596	4	24	—	1,624
Recreational vehicle	23,348	326	250	—	23,924
Other consumer	9,732	22	—	—	9,754
	119,534	665	853	—	121,052
Total originated loans	$296,662	$3,646	$5,890	$—	$306,198

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Acquired Loans:
Residential mortgages:
One- to four-family	$7,568	$66	$139	$—	$7,773
	7,568	66	139	—	7,773
Commercial loans:
Real estate - nonresidential	1,314	—	—	—	1,314
Commercial business	56	—	—	—	56
	1,370	—	—	—	1,370
Consumer:
Home equity and junior liens	333	—	34	—	367
Other consumer	38	—	—	—	38
	371	—	34	—	405
Total acquired loans	$9,309	$66	$173	$—	$9,548

	At September 30, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Total Loans:
Residential mortgages:
One- to four-family	$156,959	$791	$2,656	$—	$160,406
	156,959	791	2,656	—	160,406
Commercial loans:
Real estate - nonresidential	12,770	1,648	304	—	14,722
Multi-family	838	—	—	—	838
Commercial business	15,499	608	2,216	—	18,323
	29,107	2,256	2,520	—	33,883
Consumer:
Home equity and junior liens	12,509	80	106	—	12,695
Manufactured homes	49,738	172	404	—	50,314
Automobile	22,944	61	103	—	23,108
Student	1,596	4	24	—	1,624
Recreational vehicle	23,348	326	250	—	23,924
Other consumer	9,770	22	—	—	9,792
	119,905	665	887	—	121,457
Total loans	$305,971	$3,712	$6,063	$—	$315,746

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At September 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Originated Loans:
Residential mortgage loans:
One- to four-family	$3,962	$780	$2,517	$7,259	$145,374	$152,633
	3,962	780	2,517	7,259	145,374	152,633
Commercial loans:
Real estate - nonresidential	275	—	29	304	13,104	13,408
Multi-family	386	—	—	386	452	838
Commercial business	117	493	41	651	17,616	18,267
	778	493	70	1,341	31,172	32,513
Consumer loans:
Home equity and junior liens	179	—	72	251	12,077	12,328
Manufactured homes	386	172	404	962	49,352	50,314
Automobile	268	61	103	432	22,676	23,108
Student	—	4	24	28	1,596	1,624
Recreational vehicle	812	326	250	1,388	22,536	23,924
Other consumer	216	22	—	238	9,516	9,754
	1,861	585	853	3,299	117,753	121,052
Total originated loans	$6,601	$1,858	$3,440	$11,899	$294,299	$306,198

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Acquired Loans:
Residential mortgage loans:
One- to four-family	$209	$—	$139	$348	$7,425	$7,773
	209	—	139	348	7,425	7,773
Commercial loans:
Real estate - nonresidential	—	—	—	—	1,314	1,314
Commercial business	—	—	—	—	56	56
	—	—	—	—	1,370	1,370
Consumer loans:
Home equity and junior liens	—	—	34	34	333	367
Other consumer	—	—	—	—	38	38
	—	—	34	34	371	405
Total acquired loans	$209	$—	$173	$382	$9,166	$9,548

	At September 30, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$4,171	$780	$2,656	$7,607	$152,799	$160,406
	4,171	780	2,656	7,607	152,799	160,406
Commercial loans:
Real estate - nonresidential	275	—	29	304	14,418	14,722
Multi-family	386	—	—	386	452	838
Commercial business	117	493	41	651	17,672	18,323
	778	493	70	1,341	32,542	33,883
Consumer loans:
Home equity and junior liens	179	—	106	285	12,410	12,695
Manufactured homes	386	172	404	962	49,352	50,314
Automobile	268	61	103	432	22,676	23,108
Student	—	4	24	28	1,596	1,624
Recreational vehicle	812	326	250	1,388	22,536	23,924
Other consumer	216	22	—	238	9,554	9,792
	1,861	585	887	3,333	118,124	121,457
Total loans	$6,810	$1,858	$3,613	$12,281	$303,465	$315,746

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,235	$1,261	$2,605	$7,101	$130,900	$138,001
Construction	—	—	—	—	387	387
	3,235	1,261	2,605	7,101	131,287	138,388
Commercial loans:
Real estate - nonresidential	254	—	416	670	16,011	16,681
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,390	11,677
	383	—	574	957	28,255	29,212
Consumer loans:
Home equity and junior liens	193	85	172	450	11,112	11,562
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	103	122	—	225	6,947	7,172
	2,399	990	764	4,153	118,621	122,774
Total loans	$6,017	$2,251	$3,943	$12,211	$278,163	$290,374

Non-accrual loans, segregated by class of loan, were as follows:

	At September 30,	At December 31,
(In thousands)	2023	2022

Residential mortgage loans:
One- to four-family	$2,656	$2,605
	2,656	2,605
Commercial loans:
Real estate - nonresidential	29	416
Commercial business	424	587
	453	1,003
Consumer loans:
Home equity and junior liens	106	172
Manufactured homes	404	368
Automobile	103	21
Student	24	68
Recreational vehicle	250	135
	887	764
Total non-accrual loans	$3,996	$4,372

There were no loans past due more than ninety days and still accruing interest at September 30, 2023 and December 31, 2022.

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

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract.  At January 1, 2023, as part of the adoption of the CECL standard, two of these loans totaling $270,000 were returned to the general pool to be collectively reviewed as a result of making regularly scheduled payments as agreed.  The remaining five loans totaling $2.2 million will continue to be individually reviewed although regularly scheduled payments have been made as agreed. There were no loans modified to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2023.

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2023:

	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$2,031	$—	$—	$—	$—	$2,031
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	439	—	—	—	439
Home equity and junior liens	138	—	—	—	—	138
Total loans	$2,198	$439	$—	$—	$—	$2,637

The following table summarizes collateral-dependent loan information by portfolio class:

	Three Months Ended September 30, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$2,660	$10
Commercial real estate - nonresidential	305	2
Commercial business	2,235	40
Home equity and junior liens	106	1
	$5,306	$53

	Nine Months Ended September 30, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$2,702	$65
Commercial real estate - nonresidential	309	10
Commercial business	2,291	85
Home equity and junior liens	116	3
	$5,418	$163

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes impaired loan information by portfolio class:

	At December 31, 2022
		Unpaid
	Recorded	principal	Related
(In thousands)	investment	balance	allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,560	$2,641	$—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—

Total:
One- to four-family residential mortgages	2,560	2,641	—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—
	$4,159	$4,362	$—

The following table presents the amortized cost information of loans on non-accrual status:

			Interest income	Non-accrual loans
			recognized on	with no allowance
	Amortized cost of loans on		non-accrual loans	for credit losses
	non-accrual status		as of	as of
(In thousands)	January 1, 2023	September 30, 2023	September 30, 2023	September 30, 2023

Residential mortgage loans:
One- to four-family	$2,605	$2,731	$65	$2,656

Commercial loans:
Real estate - nonresidential	416	29	10	29
Commercial business	587	424	85	424

Consumer loans:
Home equity and junior liens	172	105	3	106
Manufactured homes	368	404	—	404
Automobile	21	99	4	103
Student	68	24	—	24
Recreational vehicle	135	184	9	250
	$4,372	$4,000	$176	$3,996

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loans to customers as of September 30, 2023 based on year of origination within each credit quality indicator:

	At September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Originated Loans:
Residential mortgage loans:
4 Internal grade	$28,893	$41,681	$10,288	$11,449	$11,329	$45,751	$149,391
5 Internal grade	—	—	27	—	—	698	725
6 Internal grade	—	132	—	41	637	1,707	2,517
	$28,893	$41,813	$10,315	$11,490	$11,966	$48,156	$152,633
Current period gross writeoffs	$—	$—	$—	$—	$—	$(124)	$(124)
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$(124)	$(124)

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$370	$370
3 Internal grade	—	162	600	261	835	5,862	7,720
4 Internal grade	7,444	3,352	689	197	115	7,850	19,647
5 Internal grade	—	—	—	—	2,033	223	2,256
6 Internal grade	—	—	—	—	41	2,479	2,520
	$7,444	$3,514	$1,289	$458	$3,024	$16,784	$32,513
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	51	51
Current period net writeoffs	$—	$—	$—	$—	$—	$51	$51

Consumer loans:
4 Internal grade	$14,124	$24,908	$27,410	$33,176	$9,152	$10,764	$119,534
5 Internal grade	—	122	313	47	22	161	665
6 Internal grade	—	22	486	243	33	69	853
	$14,124	$25,052	$28,209	$33,466	$9,207	$10,994	$121,052
Current period gross writeoffs	$—	$(27)	$(94)	$(1)	$(2)	$(62)	$(186)
Current period recoveries	—	—	—	—	2	27	29
Current period net writeoffs	$—	$(27)	$(94)	$(1)	$—	$(35)	$(157)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Acquired Loans:
Residential mortgage loans:
4 Internal grade	$—	$—	$—	$—	$—	$7,568	$7,568
5 Internal grade	—	—	—	—	—	66	66
6 Internal grade	—	—	—	—	—	139	139
	$—	$—	$—	$—	$—	$7,773	$7,773
Current period gross writeoffs	$—	$—	$—	$—	$—	$(23)	$(23)
Current period recoveries	—	—	—	—	—	3	3
Current period net writeoffs	$—	$—	$—	$—	$—	$(20)	$(20)

Commercial loans:
4 Internal grade	$—	$—	$—	$—	$—	$1,370	$1,370
5 Internal grade	—	—	—	—	—	—	—
6 Internal grade	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$1,370	$1,370
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
4 Internal grade	$—	$—	$—	$—	$—	$371	$371
5 Internal grade	—	—	—	—	—	—	—
6 Internal grade	—	—	—	—	—	34	34
	$—	$—	$—	$—	$—	$405	$405
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—
Current period net writeoffs	$—	$—	$—	$—	$—	$—	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Total Loans:
Residential mortgage loans:
4 Internal grade	$28,893	$41,681	$10,288	$11,449	$11,329	$53,319	$156,959
5 Internal grade	—	—	27	—	—	764	791
6 Internal grade	—	132	—	41	637	1,846	2,656
	$28,893	$41,813	$10,315	$11,490	$11,966	$55,929	$160,406
Current period gross writeoffs	$—	$—	$—	$—	$—	$(147)	$(147)
Current period recoveries	—	—	—	—	—	3	3
Current period net writeoffs	$—	$—	$—	$—	$—	$(144)	$(144)

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$370	$370
3 Internal grade	—	162	600	261	835	5,862	7,720
4 Internal grade	7,444	3,352	689	197	115	9,220	21,017
5 Internal grade	—	—	—	—	2,033	223	2,256
6 Internal grade	—	—	—	—	41	2,479	2,520
	$7,444	$3,514	$1,289	$458	$3,024	$18,154	$33,883
Current period gross writeoffs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	51	51
Current period net writeoffs	$—	$—	$—	$—	$—	$51	$51

Consumer loans:
4 Internal grade	$14,124	$24,908	$27,410	$33,176	$9,152	$11,135	$119,905
5 Internal grade	—	122	313	47	22	161	665
6 Internal grade	—	22	486	243	33	103	887
	$14,124	$25,052	$28,209	$33,466	$9,207	$11,399	$121,457
Current period gross writeoffs	$—	$(27)	$(94)	$(1)	$(2)	$(62)	$(186)
Current period recoveries	—	—	—	—	2	27	29
Current period net writeoffs	$—	$(27)	$(94)	$(1)	$—	$(35)	$(157)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Credit Loss

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$1,065	$—	$122	$(45)	$—	$1,142
Construction	—	—	—	—	—	—

Commercial loans:
Real estate - nonresidential	537	—	15	—	—	552
Multi-family	—	—	—	—	—	—
Commercial business	298	—	(79)	—	—	219

Consumer loans:
Home equity and junior liens	76	—	34	(13)	—	97
Manufactured homes	—	—	—	—	—	—
Automobile	254	—	37	(62)	16	245
Student	15	—	27	(29)	1	14
Recreational vehicle	150	—	37	(55)	—	132
Other consumer	376	—	(18)	(7)	—	351
	$2,771	$—	$175	$(211)	$17	$2,752

At September 30, 2023 there was a $21,000 liability recorded for unfunded loan commitments.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2022 (cont'd)
	Home equity	Manufactured			Recreational	Other
(In thousands)	and junior liens	homes	Automobile	Student	vehicle	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$49	$104	$126	$62	$347	$52	$—	$2,188
Charge-offs	(10)	—	(18)	(29)	—	(1)	—	(61)
Recoveries	—	—	12	1	—	2	—	18
Provision (credit) for loan losses	19	1	7	25	13	135	—	181
Ending balance	$58	$105	$127	$59	$360	$188	$—	$2,326

	Nine Months Ended September 30, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$—	$497	$(145)	$3	$1,142
Construction	2	—	(2)	—	—	—

Commercial loans:
Real estate - nonresidential	319	—	233	—	—	552
Multi-family	4	—	(4)	—	—	—
Commercial business	248	—	(80)	—	51	219

Consumer loans:
Home equity and junior liens	65	—	58	(26)	—	97
Manufactured homes	110	—	(110)	—	—	—
Automobile	135	—	147	(62)	25	245
Student	55	—	(8)	(36)	3	14
Recreational vehicle	646	—	(459)	(55)	—	132
Other consumer	126	—	233	(9)	1	351
	$2,497	$—	$505	$(333)	$83	$2,752

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net periodic expenses recognized in income:
Service cost	$59	$108	$179	$324
Interest cost	118	102	353	307
Expected return on plan assets	(306)	(383)	(919)	(1,151)
Amortization of net losses	39	—	120	—
Net periodic pension benefit	$(90)	$(173)	$(267)	$(520)

Medina Savings and Loan Plan:	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net periodic expenses recognized in income:
Service cost	$3	$9	$9	$25
Interest cost	33	28	100	83
Expected return on plan assets	(89)	(116)	(268)	(346)
Net periodic pension benefit	$(53)	$(79)	$(159)	$(238)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023
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

	Nine Months Ended September 30, 2023
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

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $23,000 and $68,000 for the three and nine months ended September 30, 2023. The Company recorded compensation expense in the amount of $21,000 and $32,000 for the three and nine months ended September 30, 2022.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the year ended December 31, 2022. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $31,000 and $93,000 for the three and nine months ended September 30, 2023. The Company recorded compensation expense in the amount of $31,000 and $43,000 for the three and nine months ended September 30, 2022.

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of September 30, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Common Equity Tier 1 Capital	$39,887	12.91%	$13,900	4.50%	$20,078	6.50%
Total Capital (to Risk-Weighted Assets)	$42,660	13.81%	$24,712	8.00%	$30,890	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$39,887	12.91%	$18,534	6.00%	$24,712	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$39,887	9.85%	$16,198	4.00%	$20,247	5.00%
As of December 31, 2022:
Common Equity Tier 1 Capital	$41,127	13.87%	$13,347	4.50%	$19,278	6.50%
Total Capital (to Risk-Weighted Assets)	$43,624	14.71%	$23,727	8.00%	$29,659	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,127	13.87%	$17,795	6.00%	$23,727	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,127	10.98%	$14,989	4.00%	$18,736	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2023 and December 31, 2022, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at September 30, 2023.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At September 30,	At December 31,
(In thousands)	2023	2022

Commitments to grant loans	$3,006	$6,400
Unfunded commitments under lines of credit	14,859	14,789

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2023 with fixed interest rates amounted to approximately $15.0 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at September 30, 2023 with variable interest rates amounted to approximately $2.9 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with fixed interest rates amounted to approximately $9.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with variable interest rates amounted to approximately $11.6 million.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. On January 1, 2023, the Company did not record an adjustment for unfunded commitments for the adoption of ASC Topic 326. For the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses for unfunded commitments of $21,000. At September 30, 2023, the liability for credit losses on off-balance sheet credit exposures included in other liabilities was $21,000.

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $7.5 million at September 30, 2023. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at September 30, 2023. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $94,000 at September 30, 2023. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Service charges on deposit accounts	$140	$162	$415	$470
Debit card interchange and surcharge income	183	186	554	568
Insurance commissions	3	77	156	375
Net gain on sale of Generations Agency	—	—	312	—
Loan servicing fees	32	34	106	141
	$358	$459	$1,543	$1,554

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

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users who use the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to the cardholder. Revenue included in banking fees and service charges on the consolidated statements of income that was not related to contracts was $3,000 and $4,000 for the three months ended September 30, 2023 and 2022, respectively and $11,000 and $9,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended September 30, 2023 and December 31, 2022.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at September 30, 2023 and December 31, 2022.

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At September 30, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$5,514	$5,514	$—	$—	$5,514
Interest-earning time deposits in banks	2,610	—	2,610	—	2,610
Securities available-for-sale	29,957	—	28,533	1,424	29,957
Securities held-to-maturity	1,491	—	1,230	—	1,230
Equity securities	336	336	—	—	336
Loans receivable, net	328,657	—	—	299,976	299,976
FHLB stock	1,647	—	1,647	—	1,647
Accrued interest receivable	1,527	1,527	—	—	1,527

Financial liabilities:
Deposits	$344,909	$86,651	$—	$247,103	$333,754
Short-term borrowings	—	—	—	—	—
Long-term borrowings	24,602	—	24,385	—	24,385
Accrued interest payable	437	437	—	—	437

	At December 31, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$8,004	$8,004	$—	$—	$8,004
Securities available-for-sale	33,050	—	31,335	1,715	33,050
Securities held-to-maturity	1,587	—	1,301	—	1,301
Equity securities	307	307	—	—	307
Loans receivable, net	303,880	—	—	294,897	294,897
FHLB stock	1,740	—	1,740	—	1,740
Accrued interest receivable	1,304	1,304	—	—	1,304

Financial liabilities:
Deposits	$317,678	$92,745	$—	$211,598	$304,343
Short-term borrowings	16,200	—	16,311	—	16,311
Long-term borrowings	10,334	—	15,081	—	15,081
Accrued interest payable	162	162	—	—	162

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$21	$—	$21
Corporate bonds	—	16,619	—	16,619
Municipal bonds	—	11,893	1,424	13,317
Equity investment securities:
Large cap equity mutual fund	44	—	—	44
Other mutual funds	292	—	—	292
Total investment securities	$336	$28,533	$1,424	$30,293

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$24	$—	$24
Corporate bonds	—	18,194	—	18,194
Municipal bonds	—	13,117	1,715	14,832
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	270	—	—	270
Total investment securities	$307	$31,335	$1,715	$33,357

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive loss	(20)
Principal payments/maturities	(271)
Balance - September 30, 2023	$1,424

Investment
(In thousands)	Securities
Balance - December 31, 2021	$3,010
Total gains realized/unrealized:
Included in other comprehensive loss	(207)
Purchases	85
Principal payments/maturities	(1,197)
Balance - September 30, 2022	$1,691

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	205	205

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	12	12

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

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

13.Segment Information

The Company had three primary business segments, its community banking franchise, its insurance agency, and a limited-purpose commercial bank until the sale of the insurance agency’s book of business on June 1, 2023. As of

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2023 the Company has two primary business segments, its community banking franchise and a limited-purpose commercial bank.

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

The insurance agency segment offered insurance coverage to businesses and individuals in the Finger Lakes Region. The insurance activities consisted of those conducted through the Bank’s wholly owned subsidiary, Generations Agency. The primary revenue source was commissions. Pursuant to a Management Agreement, which became effective on April 1, 2022, personnel and office support charges were assumed by Northwoods. The Agency’s book of business was purchased by Northwoods on June 1, 2023.

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

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended September 30,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$1,973	$—	$69	$2,042	$2,865	$—	$66	$2,931
Provision for loan losses	196	—	—	196	181	—	—	181
Net interest income after provision for loan losses	1,777	—	69	1,846	2,684	—	66	2,750
Total noninterest income	432	—	—	432	414	76	—	490
Compensation and benefits	(1,410)	—	—	(1,410)	(1,245)	—	—	(1,245)
Other noninterest expense	(1,661)	—	(21)	(1,682)	(1,606)	(2)	(21)	(1,629)
(Loss) Income before income tax (benefit) expense	(862)	—	48	(814)	247	74	45	366
Income tax (benefit) expense	(181)	—	10	(171)	58	—	8	66
Net (loss) income	$(681)	$—	$38	$(643)	$189	$74	$37	$300

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$6,658	$—	$147	$6,805	$8,457	$—	$191	$8,648
Provision for loan losses	526	—	—	526	481	—	—	481
Net interest income after provision for loan losses	6,132	—	147	6,279	7,976	—	191	8,167
Total noninterest income	1,647	149	—	1,796	1,304	369	—	1,673
Compensation and benefits	(4,156)	—	—	(4,156)	(3,538)	(105)	—	(3,643)
Other noninterest expense	(5,074)	(1)	(62)	(5,137)	(4,852)	(35)	(61)	(4,948)
(Loss) Income before income tax (benefit) expense	(1,451)	148	85	(1,218)	890	229	130	1,249
Income tax (benefit) expense	(275)	—	18	(257)	186	—	22	208
Net (loss) income	$(1,176)	$148	$67	$(961)	$704	$229	$108	$1,041

The following represents a reconciliation of the Company’s reported segment assets:

	At September 30,	At December 31,
(In thousands)	2023	2022

Total assets for reportable segments	$424,623	$402,776
Elimination of intercompany balances	(15,893)	(16,483)
Consolidated total assets	$408,730	$386,293

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 is as follows:

Generations
(In thousands)	Agency, Inc
Balance as of December 31, 2022
Goodwill	$792
792
Goodwill written off related to sale of business unit	(792)
Balance as of September 30, 2023	$—

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Subsequent Events

On October 13, 2023, the Company announced the passing of our President & Chief Executive Officer, Menzo D. Case.  Effective October 16, 2023, the Company announced that Angela Krezmer, the Company’s Principal Financial Officer, had been appointed to serve as the Company’s interim Principal Executive Officer.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The information for the three and nine months ended September 30, 2023 and 2022 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023 or any other period.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $22.4 million, or 5.8%, to $408.7 million at September 30, 2023 from $386.3 million at December 31, 2022.  The increase resulted primarily from increases in net loans of $24.8 million, interest earning time deposits in banks of $2.6 million, and pension plan assets of $906,000, partially offset by decreases in investment securities available-for-sale of $3.1 million, cash and cash equivalents of $2.5 million, and goodwill of $792,000.

Net Loans. Net loans increased $24.8 million, or 8.2%, to $328.7 million at September 30, 2023 from $303.9 million at December 31, 2022. The increase resulted from increases in one- to four-family residential real estate loans of $22.4 million, or 16.2%, commercial business loans of $6.6 million, or 56.9%, other consumer loans of $2.6 million, or 36.5%, and home equity loans and lines of credit of $1.1 million, or 9.8%, partially offset by decreases in recreational vehicle loans of $3.0 million, or 11.1%, nonresidential loans of $2.0 million, or 11.7%, automobile loans of $1.2 million, or 5.1%, manufactured home loans of $675,000, or 1.3%, construction loans of $387,000, or 100.0%, student loans of $179,000, or 9.9%, and multi-family loans of $16,000, or 1.9%.

Net deferred fees decreased $392,000, or 2.4%, during the nine months ended September 30, 2023, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase and origination of residential mortgage, automobile, and manufactured home loans. During the nine months ended September 30, 2023, we purchased $29.2 million of residential mortgage loans, $6.6 million of automobile loans, and $5.2 million of manufactured home loans.

Interest Earning Time Deposits in Banks.  Interest earning time deposits in banks increased to $2.6 million at September 30, 2023 from $0 at December 31, 2022. Excess cash was invested in short-term certificates of deposit at other financial institutions in order to maximize the yield on interest earning deposits.

Pension Plan Assets.  Pension plan assets increased $906,000, or 8.5%, to $11.6 million at September 30, 2023 from $10.7 million at December 31, 2022. The increase resulted from estimated returns on pension assets of $1.2 million and employer contributions of $361,000, partially offset by estimated benefits paid of $188,000 and interest costs of $453,000.

Investment Securities Available-for-Sale.  Investment securities available-for-sale decreased $3.1 million, or 9.4%, to $30.0 million at September 30, 2023 from $33.1 million at December 31, 2022. The decrease in investment securities available-for-sale was primarily attributable to calls and principal repayments of $3.1 million and a $792,000 decrease in fair market value, partially offset by purchases of $879,000.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.5 million, or 31.1%, to $5.5 million at September 30, 2023 from $8.0 million at December 31, 2022 as a result of increased loan originations and an increase in purchases of interest-earning time deposits in banks along with repayments of FHLB advances.

Goodwill.  Goodwill decreased $792,000 to $0 at September 30, 2023 from $792,000 at December 31, 2022 as a result of the sale of Generations Agency’s book of business to Northwoods on June 1, 2023. Further detail regarding the treatment of goodwill is included in Note 14 of the interim condensed consolidated financial statements.

Deposits.  Deposits increased $27.2 million, or 8.6%, to $344.9 million at September 30, 2023 from $317.7 million at December 31, 2022. Interest-bearing accounts increased $28.4 million, or 10.8%, to $291.5 million at September 30, 2023 from $263.1 million at December 31, 2022.  The largest increase in interest-bearing deposits was in certificates of deposit which increased $51.1 million, or 48.3%, to $156.9 million at September 30, 2023 from $105.8 million at December 31, 2022 as customers shifted funds from lower-yielding accounts into higher-yielding certificate of deposit specials. Savings accounts decreased $11.3 million, or 12.2%, to $81.4 million at September 30, 2023 from $92.6 million at December 31, 2022. Money market accounts decreased $6.5 million, or 24.5%, to $20.0 million at September 30, 2023 from $26.5 million at December 31, 2022. Interest-bearing checking accounts decreased $4.9 million, or 12.9%, to $33.2 million at September 30, 2023 from $38.1 million at December 31, 2022. Noninterest-bearing deposits decreased $1.2 million, or 2.2%, to $53.4 million at September 30, 2023 from $54.6 million at December 31, 2022.

Municipal deposits held at Generations Commercial Bank increased $1.8 million, or 23.1%, to $9.4 million at September 30, 2023 from $7.6 million at December 31, 2022.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances decreased $16.2 million to $0 at September 30, 2023 from $16.2 million at December 31, 2022 as a result of repayments. Long-term Federal Home Loan Bank advances increased $14.3 million, or 138.1%, to $24.6 million at September 30, 2023 from $10.3 million at December 31, 2022 as a result of $18.0 million in new advances partially offset by repayments of $3.7 million.

Total Equity. Total equity decreased $2.4 million, or 6.4%, to $35.0 million at September 30, 2023 from $37.3 million at December 31, 2022.  The decrease was primarily due to a $1.1 million decrease as a result of stock repurchases, a net loss of $961,000, and an increase in accumulated other comprehensive loss of $531,000 as a result of a decrease in the fair market value of our investment securities available-for-sale during the nine months ended September 30, 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General.  Net loss for the three months ended September 30, 2023 was $643,000 as compared to net income of $300,000 for the three months ended September 30, 2022, a decrease of $943,000, or 314.3%.  The decrease was due to a $889,000 decrease in net interest income, a $218,000 increase in noninterest expense, a $58,000 decrease in noninterest income, and a $15,000 increase in provision for credit losses, partially offset by a $237,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $850,000, or 25.7%, to $4.2 million for the three months ended September 30, 2023 from $3.3 million for the three months ended September 30, 2022.  This increase was primarily attributable to a $681,000 increase in interest on loans receivable and a net increase of $106,000 in interest on investment securities.  The average balance of loans increased $35.7 million, or 12.5%, to $321.8 million for the three months ended September 30, 2023 from $286.1 million for the three months ended September 30, 2022.  The average yield on loans increased 38 basis points to 4.59% for the three months ended September 30, 2023 from 4.21% for the three months ended September 30, 2022, reflecting an increase in higher-yielding loans quarter over quarter as well as higher market interest rates.  The average balance of investment securities decreased $1.7 million, or 5.0%, to $32.9 million for the three months ended September 30, 2023 from $34.6 million for the three months ended September 30, 2022. The average yield on investment securities increased 145 basis points to 4.57% for the 2023 period from 3.12% for the 2022 period due to rising interest rates and lower premium amortization expense during the three months ended September 30, 2023.

Interest Expense.  Total interest expense increased $1.7 million, or 454.1%, to $2.1 million for the three months ended September 30, 2023 from $383,000 for the three months ended September 30, 2022.  Interest expense on total interest-bearing deposits increased $1.6 million, or 530.9%, to $1.9 million for the three months ended September 30, 2023 from $304,000 for the three months ended September 30, 2022.  The increase was attributable to an increase of $79.0 million, or 107.5%, in the average balance of certificate of deposit accounts to $152.5 million for the three months ended September 30, 2023 from $73.5 million for the three months ended September 30, 2022, in addition to an increase in the average cost of 336 basis points to 4.13% for the three months ended September 30, 2023 from 0.77% for the same period in 2022.  Interest expense on borrowings increased $125,000, or 158.2%, to $204,000 for the three months ended September 30, 2023 from $79,000 for the three months ended September 30, 2022, as a result of an increase in the average borrowing costs of 181 basis points to 3.89% for the three months ended September 30, 2023 from 2.08% for the three months ended September 30, 2022 due to rising interest rates. The average balance of borrowings increased $5.8 million, or 38.2%, to $21.0 million for the three months ended September 30, 2023 from $15.2 million for the three months ended September 30, 2022.

Net Interest Income.  Net interest income decreased $889,000, or 30.3%, to $2.0 million for the three months ended September 30, 2023 from $2.9 million for the three months ended September 30, 2022.  Our net interest rate spread decreased 162 basis points to 1.87% for the three months ended September 30, 2023 from 3.49% for the three months ended September 30, 2022.  Our net interest margin decreased 133 basis points to 2.26% for the three months ended September 30, 2023 from 3.59% for the same period in 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods as these liabilities repriced faster than our interest-earning assets.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $196,000 for the three months ended September 30, 2023 as compared to a provision for loan losses of $181,000 for the three months ended September 30, 2022.  The allowance for credit losses was $2.8 million, or 0.87%, of total loans at September 30, 2023 as compared to $2.5 million, or 0.86%, of total loans at December 31, 2022. The increase in provision for credit losses for the 2023 period was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income decreased $58,000, or 11.8%, to $432,000 for the three months ended September 30, 2023 from $490,000 for the three months ended September 30, 2022.  The decrease was primarily due to decreases in insurance commissions and banking fees and service charges.  Insurance commissions decreased $74,000, or 96.1%, to $3,000 for the three months ended September 30, 2023 from $77,000 for the three months ended September 30, 2022 due to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $28,000, or 7.3%, to $358,000 for the three months ended September 30, 2023 from $386,000 for the three months ended September 30, 2022 due to fewer loan recapture fees and loan prepayment penalties as well as fewer non-sufficient funds fees for the three months ended September 30, 2023 as compared to the same period in 2022.

Noninterest Expense.  Noninterest expense increased $218,000, or 7.6%, to $3.1 million for the three months ended September 30, 2023 from $2.9 million for the three months ended September 30, 2022 primarily due to increases in compensation and benefits and regulatory assessments, partially offset by a decrease in advertising. Compensation and benefits increased $165,000, or 13.3%, to $1.4 million for the three months ended September 30, 2023 from $1.2 million for the three months ended September 30, 2022 as a result of a decrease in pension expense benefit. Regulatory assessments increased $50,000, or 166.7%, to $80,000 for the three months ended September 30, 2023 from $30,000 for the three months ended September 30, 2022 as a result of an increase in total assessment base in addition to an increase in the quarterly multiplier used in the payment computation. Advertising decreased $26,000, or 24.3%, to $81,000 for the three months ended September 30, 2023 from $107,000 for the three months ended September 30, 2022 as a result of reduced activity in 2023 as compared to the same period in 2022.

Income Taxes.  Income tax expense decreased $237,000, or 359.1%, to an income tax benefit of $171,000 for the three months ended September 30, 2023 as compared to income tax expense of $66,000 for the three months ended September 30, 2022. The effective tax rate was 21.0% for the three months ended September 30, 2023 as compared to 18.0% for the three months ended September 30, 2022. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current quarter’s effective tax rate was a result of an increase in permanent tax differences and state tax expense proportional to total income, which was a loss for the three months ended September 30, 2023.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General.  Net loss for the nine months ended September 30, 2023 was $961,000 as compared to net income of $1.0 million for the nine months ended September 30, 2022, a decrease of $2.0 million, or 192.3%.  The decrease was due to a $1.8 million decrease in net interest income, a $702,000 increase in noninterest expense, and a $45,000 increase in provision for credit losses, partially offset by a $123,000 increase in noninterest income and a $465,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $2.1 million, or 21.2%, to $11.8 million for the nine months ended September 30, 2023 from $9.7 million for the nine months ended September 30, 2022.  This increase was primarily attributable to a $1.7 million increase in interest on loans receivable and a net increase of $261,000 in interest on investment securities.  The average balance of loans increased $34.3 million, or 12.3%, to $313.5 million for the nine months ended September 30, 2023 from $279.2 million for the nine months ended September 30, 2022.  The average yield on loans increased 24 basis points to 4.46% for the nine months ended September 30, 2023 from 4.22% for the nine months ended September 30, 2022, reflecting an increase in higher-yielding loans period over period.  The average balance of investment securities decreased $3.1 million, or 8.4%, to $33.7 million for the nine months ended September 30, 2023 from $36.8 million for the nine months ended September 30, 2022. The average yield on investment securities increased 129 basis points to 4.17% for the 2023 period from 2.88% for the 2022 period due to rising interest rates and lower premium amortization expense during the nine months ended September 30, 2023.

Interest Expense.  Total interest expense increased $3.9 million, or 360.1%, to $5.0 million for the nine months ended September 30, 2023 from $1.1 million for the nine months ended September 30, 2022.  Interest expense on total interest-bearing deposits increased $3.6 million, or 416.9%, to $4.4 million for the nine months ended September 30, 2023 from $860,000 for the nine months ended September 30, 2022.  The increase was attributable to an increase of $62.3 million, or 82.7%, in the average balance of certificate of deposit accounts to $137.6 million for the nine months ended September 30, 2023 from $75.3 million for the nine months ended September 30, 2022, in addition to an increase in the average cost of 298 basis points to 3.65% for the nine months ended September 30, 2023 from 0.67% for the same period in 2022.  Interest expense on borrowings increased $318,000, or 142.0%, to $542,000 for the nine months ended September 30, 2023 from $224,000 for the nine months ended September 30, 2022, as a result of an increase in the average borrowing costs of 175 basis points to 3.67% for the nine months ended September 30, 2023 from 1.92% for the nine months ended September 30, 2022 due to rising interest rates. The average balance of borrowings increased $4.2 million, or 26.9%, to $19.7 million for the nine months ended September 30, 2023 from $15.5 million for the nine months ended September 30, 2022.

Net Interest Income.  Net interest income decreased $1.8 million, or 21.3%, to $6.8 million for the nine months ended September 30, 2023 from $8.6 million for the nine months ended September 30, 2022.  Our net interest rate spread decreased 106 basis points to 2.35% for the nine months ended September 30, 2023 from 3.41% for the nine months ended September 30, 2022.  Our net interest margin decreased 91 basis points to 2.57% for the nine months ended September 30, 2023 from 3.48% for the same period in 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $526,000 for the nine months ended September 30, 2023 as compared to a provision for loan losses of $481,000 for the nine months ended September 30, 2022.  The allowance for credit losses was $2.8 million, or 0.87%, of total loans at September 30, 2023 as compared to $2.5 million, or 0.86%, of total loans at December 31, 2022. The increase in provision for credit losses for the 2023 period was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income increased $123,000, or 7.4%, to $1.8 million for the nine months ended September 30, 2023 from $1.7 million for the nine months ended September 30, 2022.  The increase was primarily due to a net gain of $312,000 recognized from the sale of Generations Agency’s book of business and an increase in change in fair value on equity securities, partially offset by decreases in insurance commissions and banking fees and service charges.  Change in fair value on equity securities increased $93,000, or 138.8%, to $26,000 for the nine months ended September 30, 2023 from a loss of $67,000 for the nine months ended September 30, 2022 due to an increase in the fair market value of our equity securities. Insurance commissions decreased $219,000, or 58.4%, to $156,000 for the nine months ended September 30, 2023 from $375,000 for the nine months ended September 30, 2022 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Agency effective April 1, 2022 and the subsequent sale of the book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $102,000, or 8.6%, to $1.1 million for the nine months ended September 30, 2023 from $1.2 million for the nine months ended September 30, 2022 due to fewer loan recapture fees and loan prepayment penalties as well as fewer non-sufficient funds fees for the nine months ended September 30, 2023 as compared to the same period in 2022.

Noninterest Expense.  Noninterest expense increased $702,000, or 8.2%, to $9.3 million for the nine months ended September 30, 2023 from $8.6 million for the nine months ended September 30, 2022 primarily due to increases in compensation and benefits, other expenses, and regulatory assessments, partially offset by a decrease in service charges. Compensation and benefits increased $513,000, or 14.1%, to $4.2 million for the nine months ended September 30, 2023 from $3.6 million for the nine months ended September 30, 2022 as a result of a decrease in pension expense benefit as well as an increase in equity incentive plan expenses related to stock awards and stock options granted to senior management in June 2022. Other expenses increased $160,000, or 18.4%, to $1.0 million for the nine months ended September 30, 2023 from $870,000 for the nine months ended September 30, 2022 as a result of an increase in other real estate owned expense along with an increase in directors’ fees as a result of equity incentive plan expenses related to stock awards and stock options granted to directors in May 2022.  Regulatory assessments increased $91,000, or 58.3%, to $247,000 for the nine months ended September 30, 2023 from $156,000 for the nine months ended September 30, 2022 as a result of an increase in total assessment base in addition to an increase in the quarterly multiplier used in the payment computation.  Service charges decreased $110,000, or 7.0%, to $1.5 million for the nine months ended September 30, 2023 from $1.6 million for the nine months ended September 30, 2022 as a result of discounts recognized from the renewal of our core processing contract.

Income Taxes.  Income tax expense decreased $465,000, or 223.6%, to an income tax benefit of $257,000 for the nine months ended September 30, 2023 as compared to income tax expense of $208,000 for the nine months ended September 30, 2022. The effective tax rate was 21.1% for the nine months ended September 30, 2023 as compared to 16.7% for the nine months ended September 30, 2022. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current period’s effective tax rate was a result of an increase in permanent tax differences and state tax expense proportional to total income, which was a loss for the nine months ended September 30, 2023.

Average Balances and Yields. The following tables set forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $539,000 and $494,000 for the three months ended September 30, 2023 and 2022, respectively and totaled approximately $1.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,
	2023			2022
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$321,785	$3,690	4.59%	$286,057	$3,009	4.21%
Securities	32,876	376	4.57	34,605	270	3.12
Interest-earning deposits	5,777	66	4.57	4,664	19	1.63
Other	1,489	32	8.60	1,251	16	5.12
Total interest-earning assets	361,927	4,164	4.60	326,577	3,314	4.06
Non-interest-earning assets	40,583			41,869
Total assets	$402,510			$368,446

Interest-bearing liabilities:
Demand deposits	$32,194	$64	0.80%	$35,572	$17	0.19%
Money market accounts	20,296	88	1.73	32,119	29	0.36
Savings accounts	84,505	191	0.90	110,610	117	0.42
Certificates of deposit	152,528	1,575	4.13	73,500	141	0.77
Total interest-bearing deposits	289,523	1,918	2.65	251,801	304	0.48
Borrowings	20,954	204	3.89	15,161	79	2.08
Total interest-bearing liabilities	310,477	2,122	2.73	266,962	383	0.57
Other non-interest bearing liabilities	55,908			62,170
Total liabilities	366,385			329,132
Equity	36,125			39,314
Total liabilities and equity	$402,510			$368,446

Net interest income		$2,042			$2,931
Interest rate spread			1.87%			3.49%
Net interest-earning assets	$51,450			$59,615
Net interest margin			2.26%			3.59%
Average interest-earning assets to average
interest-bearing liabilities	116.57%			122.33%

	Nine Months Ended September 30,
	2023			2022
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$313,488	$10,493	4.46%	$279,185	$8,827	4.22%
Securities	33,708	1,055	4.17	36,795	794	2.88
Interest-earning deposits	4,863	147	4.03	13,634	73	0.71
Other	1,431	97	9.04	1,295	38	3.91
Total interest-earning assets	353,490	11,792	4.45	330,909	9,732	3.92
Non-interest-earning assets	40,963			41,775
Total assets	$394,453			$372,684

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$47,972	$135	0.38%	$51,268	$46	0.12%
Money market accounts	22,629	163	0.96	32,085	85	0.35
Savings accounts	88,451	380	0.57	111,881	349	0.42
Certificates of deposit	137,638	3,767	3.65	75,344	380	0.67
Total interest-bearing deposits	296,690	4,445	2.00	270,578	860	0.42
Borrowings	19,708	542	3.67	15,525	224	1.92
Total interest-bearing liabilities	316,398	4,987	2.10	286,103	1,084	0.51
Other non-interest bearing liabilities	41,142			45,398
Total liabilities	357,540			331,501
Equity	36,913			41,183
Total liabilities and equity	$394,453			$372,684

Net interest income		$6,805			$8,648
Interest rate spread			2.35%			3.41%
Net interest-earning assets	$37,092			$44,806
Net interest margin			2.57%			3.48%
Average interest-earning assets to average
interest-bearing liabilities	111.72%			115.66%

Loan and Asset Quality and Allowance for Credit Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At September 30,	At December 31,
(In thousands)	2023	2022

Non-accrual loans:
Residential:
One- to four-family	$2,656	$2,605
Commercial:
Real estate - nonresidential	29	416
Commercial business	424	587
Consumer:
Home equity and junior liens	106	172
Manufactured homes	404	368
Automobile	103	21
Student	24	68
Recreational vehicle	250	135
Total non-accrual loans	$3,996	$4,372

Real estate owned:
Residential:
One- to four-family	$205	$12
Total real estate owned	$205	$12

Total non-performing assets	$4,201	$4,384

Ratios:
Total non-performing loans to total loans	1.27%	1.51%
Total non-performing loans to total assets	0.98%	1.13%
Total non-performing assets to total assets	1.03%	1.13%

Non-performing assets include non-accrual loans, non-accruing TDRs (prior to January 1, 2023), and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At September 30, 2023 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $4.2 million at September 30, 2023 and $4.4 million at December 31, 2022. At September 30, 2023, we had 36 non-performing one- to four-family residential mortgage loans for $2.7 million, two non-performing commercial business loans for $424,000, three non-performing manufactured home loans for $404,000, three non-performing recreational vehicle loans for $250,000, five home equity loans and lines of credit for $106,000, seven non-performing automobile loans for $103,000, one non-performing nonresidential loan for $29,000, and two non-performing student loans for $24,000. At December 31, 2022, we had 37 non-performing one- to four-family residential mortgage loans for $2.6 million, two non-performing nonresidential loans for $416,000, four non-performing commercial business loans for $587,000, eight home equity loans and lines of credit for $172,000, three non-performing manufactured home loans for $368,000, two non-performing automobile loans for $21,000, six non-performing student loans for $68,000, and two non-performing recreational vehicle loans for $135,000. We had three real estate owned properties for $205,000 at September 30, 2023 and one real estate owned property for $12,000 at December 31, 2022.

The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for credit losses was $2.8 million at September 30, 2023 and $2.5 million at December 31, 2022. The Company reported an increase in the ratio of the allowance for credit losses to gross loans to 0.87% at September 30, 2023 as compared to 0.86% at December 31, 2022. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of September 30, 2023.

The Company had no loans which were deemed to be impaired at December 31, 2022.

Management has identified potential credit problems totaling $9.8 million as of September 30, 2023 as compared to $11.0 million at December 31, 2022 which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. These loans have been internally classified as special mention or substandard, yet are not currently considered impaired. The decrease of $1.2 million was primarily driven by a decrease in commercial business loans classified as special mention as a result of loan upgrades and loan payoffs. Based on current information available at September 30, 2023, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2023, the Bank had $24.6 million outstanding in advances from the FHLB and had the ability to borrow approximately $36.3 million based on our collateral capacity. At September 30, 2023, the Bank had an additional $10.0 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At September 30, 2023 and December 31, 2022, there were no outstanding advances on these lines.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve Board, and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability, and minimize any impact on businesses, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board has created a new Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions to help ensure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. The Company has not requested funding through the BTFP as of September 30, 2023, but has an established relationship with the Federal Reserve to take advantage of this program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $651,000 for the nine months ended September 30, 2023 and $2.8 million for the nine months ended September 30, 2022. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $27.4 million for the nine months ended September 30, 2023 and $17.3 million for the nine months ended September 30, 2022. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $24.2 million for the nine months ended September 30, 2023 and $913,000 for the nine months ended September 30, 2022.

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

Generations Bank paid a dividend of $1.0 million to Generations Bancorp during the nine months ended September 30, 2023. Generations Bank paid a dividend of $1.3 million to Generations Bancorp for the year ended December 31, 2022.  At September 30, 2023, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.0 million.

At September 30, 2023 and December 31, 2022, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2023.

			Total	Maximum
			Number of	Number of
			Shares	Shares (or
			Purchased as	Approximate Dollar
			Part of	Value) that
	Total		Publicly	May Yet Be
	Number of	Average	Announced	Purchased under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs ($)
July 1 - July 31, 2023	50,657	$9.40	50,657	179,896
August 1 - August 31, 2023	17,293	$9.50	17,293	14,512
September 1 - September 30, 2023	—	$—	—	—
Total	67,950	$9.42	67,950

The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock.  On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. As of August 11, 2022, all 83,300 shares from the Company’s first repurchase program had been repurchased. As of March 31, 2023, all 87,000 shares from the Company’s second repurchase program had been repurchased. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0%, of the Company’s outstanding common stock, based on the current trading price of the common stock. At this time the Company does not expect to repurchase any more shares under the third stock repurchase program. All of the repurchases were made pursuant to a publicly announced plan and were made from time to time depending on market conditions and other factors, and were conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may have been adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: November 8, 2023	/s/ Angela M. Krezmer
Angela M. Krezmer
Principal Executive Officer and Principal Financial Officer