Form 10-K
period 2023-12-31
Generations Bancorp NY, Inc.
filed 2024-04-01
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $17.4 million, based upon the closing sale price of a share of the registrant’s common stock.

As of March 29, 2024, there were issued and outstanding 2,241,801 shares of the Registrant’s Common Stock.

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

Generations Bancorp NY, Inc.

Generations Bancorp NY, Inc. (“Generations Bancorp”) is a Maryland corporation that was organized in August 2020 to become the holding company of Generations Bank (sometimes, the “Bank”) as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank was the wholly owned subsidiary of Seneca-Cayuga, and The Seneca Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock. As part of the conversion which was consummated on January 12, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, representing the MHC’s ownership interest in Seneca-Cayuga, for gross offering proceeds of $14.8 million and net proceeds of $13.2 million.  In addition, existing shareholders of Seneca-Cayuga, other than the MHC, had their shares of Seneca-Cayuga exchanged for shares of Generations Bancorp pursuant to an exchange ratio. As a result of the Conversion, the MHC and Seneca-Cayuga ceased to exist and Generations Bank became the wholly owned subsidiary of Generations Bancorp.

At December 31, 2023, Generations Bancorp had total consolidated assets of $424.5 million, loans net of allowance of $333.5 million, deposits of $357.6 million, and stockholders’ equity of $37.7 million.

As a registered savings and loan holding company, Generations Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board.

Generations Bank

Generations Bank is a federal savings bank headquartered in Seneca Falls, New York. The Bank was organized in 1870 and has operated continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State.

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

In 2018, we formed Generations Commercial Bank, a New York State-chartered limited purpose commercial bank, as a subsidiary of Generations Bank. Generations Commercial Bank opened for business on January 2, 2019 and has the power to receive deposits only to the extent of funds of the United States and the State of New York and their respective agents, authorities and instrumentalities, and local governments as defined in Section 10(a)(1) of the New York General Municipal Law. At December 31, 2023, Generations Commercial Bank held $9.2 million of municipal deposits and subject to funding needs, we expect to continue to use municipal deposits in the future.

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

Seneca County represents our primary geographic market area for deposits. At June 30, 2023 (the latest date for which information is available), Generations Bank’s deposit market share was 23.3% of total Federal Deposit Insurance Corporation-insured deposits in Seneca County, representing the third largest market share of seven institutions with banking offices in Seneca County. This data excludes deposits held by credit unions.

Market Area

We operate from our main office branch located in Seneca Falls, New York, in addition to eight full-service offices and one drive-through facility located in Auburn, Farmington, Geneva, Medina, Phelps, Union Springs and Waterloo, New York which are located throughout the northern Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, Ontario, and Orleans counties, which are our primary deposit and lending markets. We primarily serve rural, small town, and suburban communities located in the northern Finger Lakes region extending from Medina, New York in the West to Auburn, New York in the East. We will, on occasion, originate loans secured by properties located outside of our primary market area. To diversify the geographic concentration in our loan portfolio, we purchase a substantial amount of automobile loans, recreational vehicle loans and manufactured home loans secured by collateral from outside of our primary market area.

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

Lending Activities

General. Our principal lending activity has historically been originating and purchasing one- to four-family residential real estate loans, including home equity loans and lines of credit. We also purchase and originate a substantial amount of consumer loans, including automobile loans, recreational vehicle loans, and manufactured home loans. To a lesser extent, we also originate commercial real estate and multi-family loans, commercial business loans, and residential construction and commercial construction loans. We have not historically sold loans that we originate although we may decide to sell loans in the future.

We believe that originating and purchasing loans other than one- to four-family residential loans allows us to provide more comprehensive financial services to families and businesses within our community as well as manage interest rate sensitivity. Moreover, to diversify our loan portfolio more geographically, we purchase loans outside of our market area, including automobile loans, recreational vehicle loans, and manufactured home loans that have been originated throughout the United States.  Subject to market conditions and our asset-liability analysis, in addition to purchasing one- to four-family residential real estate loans, we intend to continue our purchases of automobile loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. In 2022, we began purchasing one- to four-family residential real estate loans from a third-party to increase our residential mortgage loan portfolio. We intend to continue purchases of one- to four-family residential real estate loans in 2024.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2023		2022
(In thousands)	Amount	Percent	Amount	Percent

Residential:
One- to four-family	$168,387	52.4%	$138,001	47.5%
Construction	—	0.0%	387	0.1%
Commercial:
Real estate - nonresidential	14,437	4.5%	16,681	5.7%
Multi-family	832	0.3%	854	0.3%
Commercial business	18,821	5.9%	11,677	4.0%
Consumer:
Home equity and junior liens	13,632	4.2%	11,562	4.0%
Manufactured homes	48,681	15.1%	50,989	17.6%
Automobile	22,424	7.0%	24,339	8.4%
Student	1,569	0.5%	1,803	0.6%
Recreational vehicle	22,915	7.1%	26,909	9.3%
Other consumer	9,555	3.0%	7,172	2.5%
Total loans receivable	321,253	100.0%	290,374	100.0%
Less:
Net deferred loan costs	15,351		16,221
FV credit and yield adjustment	(149)		(218)
Allowance for losses	(2,973)		(2,497)
Total loans receivable, net	$333,482		$303,880

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2024. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-	Residential	Real Estate		Commercial	Home equity
(In thousands)	Family	Construction	Nonresidential	Multi-family	Business	and junior liens

2024	$20	$—	$897	$—	$2,143	$324
2025 to 2028	1,974	—	707	—	4,302	2,200
2029 to 2038	21,220	—	9,319	45	10,025	11,053
2039 and beyond	145,173	—	3,514	787	2,351	55
Total	$168,387	$—	$14,437	$832	$18,821	$13,632

	Manufactured			Recreational	Other
	homes	Automobile	Student	vehicle	consumer	Total

2024	$72	$303	$—	$4	$17	$3,780
2025 to 2028	1,202	16,388	106	167	664	27,710
2029 to 2038	13,022	5,733	1,463	10,303	3,790	85,973
2039 and beyond	34,385	—	—	12,441	5,084	203,790
Total	$48,681	$22,424	$1,569	$22,915	$9,555	$321,253

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
(In thousands)	Fixed	Adjustable	Total

Residential:
One- to four-family	$144,953	$23,414	$168,367
Commercial:
Real estate - nonresidential	8,024	5,516	13,540
Multi-family	402	430	832
Commercial business	11,767	4,911	16,678
Consumer:
Home equity and junior liens	13,062	246	13,308
Manufactured homes	48,609	—	48,609
Automobile	22,121	—	22,121
Student	1,569	—	1,569
Recreational vehicle	22,911	—	22,911
Other consumer	9,522	16	9,538
Total loans receivable	$282,940	$34,533	$317,473

Loan Approval Procedures and Authority.  Pursuant to federal law, the aggregate amount of loans that Generations Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Generations Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, based on the 15% limitation, Generations Bank’s loans-to-one-borrower limit was $5.9 million.  At December 31, 2023, Generations Bank had no borrowers with outstanding balances in excess of this amount.  At December 31, 2023, our largest loan outstanding with one borrower was $2.2 million, secured by commercial real estate and business assets, and was performing in accordance with its original repayment terms on that date.

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

Our senior officers and chief underwriter have approval authority for one- to four-family residential loans for up to $600,000. One- to four-family residential real estate loans over $600,000 to $750,000 require the approval of Generations Bank’s Chief Executive Officer. Multi-family, commercial real estate, and commercial business loans up to $750,000 require the approval of Generations Bank’s Chief Executive Officer.  Consumer loans to a single related borrower that aggregate over $250,000 to $1.0 million, or non-consumer loans to a single related borrower that aggregate over $750,000 to $1.0 million, require approval by the Chief Executive Officer and Chief of Consumer and Residential Lending. Generally, all loans in excess of $1.0 million need approval of the Lending Committee, which is comprised of the Chief Executive Officer, Chief Banking Officer, and two Board members, and any loan in excess of our in-house limit requires the approval of the full Board of Directors.

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

One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized the origination of one- to four-family residential real estate loans. At December 31, 2023, we had $168.4 million of loans secured by one- to four-family residential real estate, representing 52.4% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2023, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2024 were comprised of 86.1% fixed-rate loans and 13.9% adjustable-rate loans. At that date, the average outstanding one- to four-family residential real estate loan balance was $119,000 and the largest outstanding residential loan had a principal balance of $824,000. Virtually all of the one- to four-family residential real estate loans we originate are secured by properties located in our market area or surrounding counties. Due to consumer demand in the low interest rate environment, in recent years most of our originations are fixed-rate loans secured by one- to four-family residential real estate.  See “− Originations, Sales and Purchases of Loans.”

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on our adjustable-rate loans do not adjust for five or seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates. At December 31, 2023, $23.4 million, or 13.9% of our one- to four-family residential loans, had adjustable rates of interest.

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

In November 2023, we changed our lending approach and shifted to exclusively purchasing one- to four-family residential real estate loans in an effort to reduce overhead costs.

Commercial Real Estate and Multi-family Lending. Our commercial real estate loans are secured primarily by office buildings, hotels and motels, wineries, manufacturing facilities, churches, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by five or more-unit residential buildings. At December 31, 2023, we had $14.4 million in commercial real estate loans and $832,000 in multi-family real estate loans, representing 4.5% and 0.3% of our total loan portfolio, respectively.

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

At December 31, 2023, our largest commercial real estate loan outstanding had a balance of $2.2 million. This loan was originated in 2015 and is secured by commercial real estate. At December 31, 2023, our largest multi-family loan had a balance of $402,000 and is secured by a mixed-use building. At December 31, 2023, these loans were performing in accordance with their repayment terms.

Commercial real estate and multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2023 we had one commercial real estate loan with an aggregate principal balance of $29,000 which was 90 days or more delinquent.

The following table sets forth information regarding our nonresidential real estate loans at December 31, 2023.

Collateral Type	Number of Loans	Balance
		(In thousands)
Auto Dealership	2	$1,446
Church	6	1,339
Hospitality	4	554
Manufacturing	2	158
Professional Services Building	20	3,605
Recreational	4	1,626
Retail	9	2,105
Retail Rental	9	3,604
Total	56	$14,437

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

Commercial Business Loans. We make primarily secured loans to professionals, sole proprietorships, and small businesses for commercial, corporate, and business purposes. Commercial business loan products include term loans and revolving lines of credit. Such loans are often used for working capital purposes or for purchasing equipment, inventory, or furniture. Our commercial business loans are made with either adjustable or fixed rates of interest. Adjustable rates are based on the prime rate, as published in The Wall Street Journal, or Federal Home Loan Bank, or U.S. Treasury indexes, plus a margin. Fixed-rate commercial business loans are primarily set at a margin above the prime rate or the applicable Federal Home Loan Bank’s amortizing index. At December 31, 2023, $18.8 million, or 5.9% of our total loan portfolio, was comprised of commercial business loans, of which $2,000 were PPP loans guaranteed by the SBA, described below.

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

At December 31, 2023, our largest commercial business loan outstanding had a principal balance of $1.8 million and was secured by farmland. At this date, these loans were performing in accordance with their repayment terms.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the Covid-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $2,000 at December 31, 2023.

In 2023, we began purchasing loans from a third-party to assist in the origination of commercial business loans. We are required to pay the originator a fee at the time of purchase resulting in an lower average yield, however, these loans typically carry higher interest rates when compared to other types of loans in our loan portfolio.

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

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 20 years. At December 31, 2023, $48.7 million, or 15.1% of our total loan portfolio, were manufactured home loans, and the loss escrow was $3.1 million. At December 31, 2023, we had four manufactured home loans with an aggregate principal balance of $323,000 which were 90 days or more delinquent.

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

Our automobile loans have fixed rates with contractual maturities of up to 84 months, depending upon the age of the vehicle. The maximum loan is limited to 125% of the Manufacturer’s Suggested Retail Price for new vehicles and NADA’s clean retail value for used vehicles. For dealer-referred indirect lending, a fee is paid to the dealership, which is deferred and amortized over the life of the loan, for each loan that is funded, in addition to dealer reserves. See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans” for discussion. At December 31, 2023, we had $22.4 million, or 7.0% of total loans, of automobile loans outstanding. At this date, six automobile loans with an aggregate principal balance of $120,000 were 90 days or more delinquent.

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

Home Equity Loans and Lines of Credit. We originate fixed-rate home equity loans and both fixed-rate and adjustable-rate home equity lines of credit secured by a lien on the borrower’s residence. Our home equity products are limited to 95% of the property value less any other third-party mortgages.   We use the same underwriting standards for home equity lines and loans as we use for one- to four-family residential real estate loans. The fixed-rate for home equity loans and lines of credit are generally determined as a percentage over the prime rate. The variable interest rates for home equity lines of credit float at a stated margin over the highest prime rate published in The Wall Street Journal and may not exceed 15.00% over the life of the loan. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. The home equity lines provide for an initial revolving draw period of up to 10 years. At the end of the initial 10-year draw period, the outstanding balance is then converted to a fully amortizing loan with a repayment term of 15 years. At December 31, 2023, we had $13.6 million, or 4.2% of total loans, of home equity loans and outstanding advances under home equity lines and an additional $11.2 million of funds committed, but not advanced, under home equity lines of credit. At December 31, 2023, three home equity loans with an aggregate principal balance of $85,000 were 90 days or more delinquent. Home equity lending is subject to many of the same risks as one- to four-family residential loans except that home equity loans tend to have higher loan-to-value ratios and higher household debt and thus may be more vulnerable to adverse economic conditions.

Student Loans.  We offered student loans to both in-school (full or part-time) students and out of school students. This program was closed to new student loan originations beginning in December 2021, however, we will still continue to maintain our existing portfolio. For out of school students and their caregivers who borrowed for their education, our loan program allows the borrower to consolidate both federal and private student loans. There are no prepayment penalties. At December 31, 2023, $1.6 million, or 0.5% of our total loan portfolio, was student loans.  At December 31, 2023, three student loans with an aggregate principal balance of $25,000 were 90 days or more delinquent.

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

Our recreational vehicle loans have fixed rates with contractual maturities of up to 240 months, depending upon the age of the collateral.  The maximum loan is limited to 135% of the Manufacturer’s Suggested Retail Price for new units or NADA’s clean retail value for used units.  A fee is paid to the loan broker, which is deferred and amortized over the estimated life of the loan, for each loan that is funded.  In addition, a loss escrow is established for each loan purchased.  See “− Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans.” At December 31, 2023, we had $22.9 million, or 7.1% of total loans, of recreational vehicle loans outstanding. At this date, four recreational vehicle loans with an aggregate principal balance of $291,000 were 90 days or more delinquent.

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

Other Consumer Lending.  Although most of our consumer loans are secured by collateral, including boats and savings deposits, we also make a limited amount of unsecured personal loans.  We currently originate substantially all of our other consumer loans within New York State (outside of New York City and Long Island).  We also purchase loans secured by boats and other collateral from a third-party.  Other consumer loans were $9.6 million, representing 3.0% of the total loan portfolio, at December 31, 2023.

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

Other consumer loans may entail greater risk than residential mortgage loans, as they are typically unsecured or secured by rapidly depreciable assets. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Also, such loans are more vulnerable to changes in the overall economy than are residential loans. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 2023, two consumer loans with an aggregate principal balance of $71,000 were 90 days or more delinquent.

Construction Loans. To a limited extent, we make construction loans to individuals for the construction of their primary residences and loans to builders and commercial borrowers. On an extremely limited basis, we have made land loans primarily to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for other uses such as hunting and fishing. At December 31, 2023, we had no construction loans outstanding.

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

Purchases and Sales. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations.  All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. In November 2023, we changed our lending approach and shifted to exclusively purchasing one- to four-family residential real estate loans in an effort to reduce overhead costs. We generally originated conforming one- to four-family residential real estate loans that could be sold in the secondary market (with or without servicing retained). However, since 2008, we have not sold any loans that we originated and we do not intend to sell loans in the future.

Manufactured Home Loan Purchases. We purchase manufactured home loans originated by an established national third-party lender. Loans are originated in 43 states and are generally located in the Southeast, southern Midwest and southern Western states. The loans are secured by a first lien position on the manufactured homes which are placed on third-party leased pad sites within a community of manufactured homes. These manufactured home loans are not secured by the underlying real estate. At December 31, 2023, the principal balances of our manufactured home loans ranged from $1,000 to $399,000, and at this date the median principal balance of our manufactured home loans was $66,000.

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

Our manufactured home loans are typically originated at somewhat higher fixed rates than one- to four-family residential real estate loans and are fully amortizing with contractual maturities generally of up to 25 years. During the years ended December 31, 2023 and 2022, we purchased $5.3 million and $9.6 million manufactured home loans.

Purchased Automobile, Recreational Vehicle Loans, and Other Consumer Loans. We purchase automobile loans from two third-party originators. From one of those originators we also purchase loans secured by recreational vehicles and, to a lesser extent, other loans secured by boats and personal property. The loans are primarily originated within New York, Pennsylvania, and the New England states. The loans are underwritten and approved by the third-party according to Generations Bank’s credit policy and all applicable federal and state regulations. The underwriting takes into consideration the applicant’s credit history, collateral value, and an assessment of the applicant’s ability to make the proposed payments. If extended warranties, other add-ons, and sales tax are financed, the loan-to-value may exceed 100%. Prior to purchase, a Generations Bank underwriter reviews all purchase submittals to ensure all of Generations Bank’s criteria have been met. If they are not, we may choose to refuse the purchase. For one third-party seller there is a minimum monthly aggregate dollar purchase of $250,000. There is no monthly minimum purchase amount for the second third-party seller. Both contractual agreements can be terminated by either party with required notification. The note, collateral, and loan documentation are taken by assignment.

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

At December 31, 2023, $21.8 million, or 6.8% of our total loan portfolio, were purchased automobile loans, $22.9 million, or 7.1% of our total loan portfolio, were purchased recreational vehicle loans and $8.6 million, or 2.7% of our total loan portfolio, were purchased other consumer loans.  Of the automobile loans, $18.7 million were purchased from one vendor with no loss escrow reserves held at December 31, 2023. Of the other consumer loans, $2.8 million were purchased from one vendor with no loss escrow reserves held at December 31, 2023. The remaining $3.1 million of purchased automobile loans, the $22.9 million of recreational vehicle loans, and

$5.8 million of other consumer loans were purchased from another vendor, and at December 31, 2023, we had a loss escrow of $319,000 for these $31.8 million of loans. During the years ended December 31, 2023 and 2022, we purchased $8.4 million and $12.4 million of automobile loans, respectively, $0 and $2.1 million of recreational vehicle loans, respectively, and $3.6 million and $2.2 million of other consumer loans, respectively.  Consistent with our business plan, we expect to continue to purchase automobile loans.

Purchased One- to Four-Family, Owner-Occupied Residential Real Estate Loans. In 2022, we began purchasing one- to four-family, owner-occupied residential real estate loans from a third-party originator.  These loans adhere to all of Generations Bank’s credit, underwriting, and loan policy criteria and are comprised of conventional conforming loans and/or Generations Bank’s product offerings to low- and moderate-income borrowers and/or to first time home buyers and were for homes located in central and western New York. There is no minimum monthly purchase requirement and the contractual agreement is cancellable upon agreed upon notice. The purchase price is the loan’s principal balance plus a margin of the loan’s principal balance. The loans are non-recourse to the seller (except for certain contractual representations) and the contractual agreement prohibits re-solicitation by the seller for a defined period of time. After purchase, Generations Bank provides all servicing and collections activities. The note, collateral, and loan documentation are taken by assignment.  During the years ended December 31, 2023 and 2022, we purchased $35.3 million and $32.7 million, respectively, of one- to four-family, owner-occupied residential real estate loans.

The following table sets forth our loan origination, purchase, and principal repayment activity during the periods indicated.  There were no loans sales during the comparative periods.

	At December 31,
(In thousands)	2023	2022

Total loans, at beginning of period	$290,374	$264,658

Loans originated:
Residential:
One- to four-family	8,492	7,929
Construction	—	388
Commercial:
Real estate - nonresidential	—	1,030
Multi-family	—	206
Commercial business	1,224	1,027
Consumer:
Home equity and junior liens	831	1,312
Automobile	465	139
Other consumer	418	893
Total loans originated	11,430	12,924

Loans purchased:
Residential:
One- to four-family	35,318	32,689
Commercial:
Commercial business	8,206	—
Consumer:
Manufactured homes	5,252	9,572
Automobile	8,446	12,424
Recreational vehicle	—	2,149
Student	—	113
Other consumer	3,551	2,171
Total loans purchased	60,773	59,118

Principal repayments and charge offs	(41,324)	(46,326)

Net loan activity	30,879	25,716

Total loans, at end of period	$321,253	$290,374

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

Delinquent Loans. The following table sets forth our loan delinquencies by type at the dates indicated.

	At December 31, 2023
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$6,888	$2,277	$9,165
	6,888	2,277	9,165
Commercial loans:
Real estate - nonresidential	—	29	29
Multi-family	384	—	384
Commercial business	461	41	502
	845	70	915
Consumer loans:
Home equity and junior liens	413	85	498
Manufactured homes	681	323	1,004
Automobile	334	120	454
Student	4	25	29
Recreational vehicle	1,563	291	1,854
Other consumer	210	71	281
	3,205	915	4,120
Total loans	$10,938	$3,262	$14,200

	At December 31, 2022
	30-89 Days	90 Days and Over	Total
(In thousands)	Past Due	Past Due	Past Due
Total Loans
Residential mortgage loans:
One- to four-family	$4,496	$2,605	$7,101
	4,496	2,605	7,101
Commercial loans:
Real estate - nonresidential	254	416	670
Commercial business	129	158	287
	383	574	957
Consumer loans:
Home equity and junior liens	278	172	450
Manufactured homes	1,020	368	1,388
Automobile	532	21	553
Student	—	68	68
Recreational vehicle	1,334	135	1,469
Other consumer	225	—	225
	3,389	764	4,153
Total loans	$8,268	$3,943	$12,211

One – to four-family residential mortgage loans 30-89 days past due increased $2.4 million, or 53.2% to $6.9 million at December 31, 2023 from $4.5 million at December 31, 2022 as a result of 71 past due loans in 2023 as compared to 58 past due loans in 2022. Multi-family loans 30-89 days past due increased to $384,000 at December 31, 2023 due to the delinquency of one loan in 2023. Commercial business loans 30-89 days past due increased $332,000, or 257.4%, to $461,000 at December 31, 2023 from $129,000 at December 31, 2022 as a result of three past due loans in 2023 as compared to one past due loan in 2022. Recreational vehicles 30-89 days increased $229,000, or 17.2%, to $1.6 million at December 31, 2023 from $1.3 million at December 31, 2022 as a result of 52 past due loans in 2023 as compared to 42 past due loans in 2022. Home equity and junior liens 30-89 days past due increased $135,000, or 48.6%, to $413,000 at December 31, 2023 from $278,000 at December 31, 2022 as a result of 12 past due loans in 2023 as compared to nine past due loans in 2022.

Nonresidential real estate loans 90 days and over past due decreased $387,000, or 93.0%, to $29,000 at December 31, 2023 from $416,000 at December 31, 2022 as a result of a loan payoff of $383,000. Commercial business loans 90 days and over past due decreased $117,000, or 74.1%, to $41,000 at December 31, 2023 from $158,000 at December 31, 2022 as a result of two loan payoffs totaling $113,000.

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
(In thousands)	2023	2022

Classification of assets:
Special mention assets	$4,344	$6,249
Substandard assets	5,683	4,787
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$10,027	$11,036

Substandard assets increased $896,000, or 18.7%, to $5.7 million at December 31, 2023 from $4.8 million at December 31, 2022 primarily due to the downgrade of a commercial loan from special mention as a result of the Company’s most recent annual review.  This loan was subsequently paid in full in February 2024.

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

The following table sets forth information regarding our non-performing assets.

Except as disclosed in the foregoing tables, there were no other loans at December 31, 2023 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

	At December 31,	At December 31,
(In thousands)	2023	2022

Non-accrual loans:
Residential:
One- to four-family	$2,277	$2,605
Commercial:
Real estate - nonresidential	29	416
Commercial business	397	587
Consumer:
Home equity and junior liens	85	172
Manufactured homes	323	368
Automobile	120	21
Student	25	68
Recreational vehicle	291	135
Other consumer	71	—
Total non-accrual loans	$3,618	$4,372

Real estate owned:
Residential:
One- to four-family	$118	$12
Total real estate owned	$118	$12

Total non-performing assets	$3,736	$4,384

Ratios:
Total non-performing loans to total loans	1.13%	1.51%
Total non-performing loans to total assets	0.85%	1.13%
Total non-performing assets to total assets	0.88%	1.13%

Loan Modifications. Prior to the adoption of CECL on January 1, 2023, the Company was required to disclose certain activities related to Troubled Debt Restructuring (“TDR”) in accordance with accounting guidance. Certain loans were modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or is expected to experience, financial difficulties. These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that the Company would not otherwise consider for a new loan with similar risk characteristics. The recorded investment for each TDR loan is determined by the outstanding balance less the allowance associated with the loan.

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

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. At January 1, 2023, as part of the adoption of the CECL standard, two of these loans totaling $270,000 were returned to the general pool to be collectively reviewed as a result of making regularly scheduled payments as agreed. The remaining five loans totaling $2.2 million will continue to be individually reviewed although regularly scheduled payments have been made as agreed. There were no loans modified to borrowers experiencing financial difficulties during the year ended December 31, 2023.

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is included in the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments: multi-family, commercial business, nonresidential real estate, manufactured homes, home equity loans, home equity lines of credit, residential real estate, commercial lines of credit, direct automobile, indirect automobile, other consumer, other consumer lines of credit, recreational vehicles, student loans, and residential construction loans. The Company utilizes a reasonable and supportable forecast period of 3 – 10 years depending on the portfolio segment. Subsequent to this forecast period the Company reverts, on a straight-line basis over the applicable segment period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and included adjustments for volume and loan mix, economics, and delinquency and loan quality. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs as appropriate.

Allowance for Credit Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At December 31,
(In thousands)	2023	2022

Allowance at beginning of period	$2,497	$1,841

Provision for loan losses	927	631

Charge offs:
Residential:
One- to four-family	(167)	(37)
Commercial:
Commercial business	—	(14)
Consumer:
Home equity and junior liens	(32)	(10)
Automobile	(142)	(59)
Student	(36)	(29)
Recreational vehicle	(173)	(1)
Other consumer	(9)	(2)
Total charge-offs	(559)	(152)

Recoveries:
Residential:
One- to four-family	4	18
Commercial:
Commercial business	53	2
Consumer:
Automobile	45	149
Student	5	3
Recreational vehicle	—	1
Other consumer	1	4
Total recoveries	108	177

Net (charge-offs) recoveries	(451)	25

Allowance at end of period	$2,973	$2,497

Allowance to non-performing loans	82.17%	57.11%
Allowance to total loans outstanding at the end of the period	0.93%	0.86%
Net charge-offs to average loans outstanding during the period	(0.14)%	0.01%
Residential mortgage net charge-offs to average loans outstanding	(0.05)%	(0.01)%
Commercial loan net charge-offs to average loans outstanding	0.02%	0.00%
Consumer loan net charge-offs to average loans outstanding	(0.11)%	0.02%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category, the percentage of allowance in each category to total allocated allowance, and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
(In thousands)	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Residential:
One- to four-family	$1,184	39.9%	52.4%	$787	31.5%	47.5%
Construction	—	0.0%	0.0%	2	0.1%	0.1%
Commercial:
Real estate - nonresidential	495	16.7%	4.5%	319	12.8%	5.7%
Multi-family	—	0.0%	0.3%	4	0.2%	0.3%
Commercial business	206	6.9%	5.9%	248	9.9%	4.0%
Consumer:
Home equity and junior liens	102	3.4%	4.2%	65	2.6%	4.0%
Manufactured homes	—	0.0%	15.1%	110	4.4%	17.6%
Automobile	242	8.1%	7.0%	135	5.4%	8.4%
Student	12	0.4%	0.5%	55	2.2%	0.6%
Recreational vehicle	369	12.4%	7.1%	646	25.9%	9.3%
Other consumer	363	12.2%	3.0%	126	5.0%	2.5%
Total allocated allowance	$2,973	100.0%	100.0%	$2,497	100.0%	100.0%

At December 31, 2023, our allowance for credit losses represented 0.93% of total loans and 82.2% of nonperforming loans.  Nonperforming loans decreased $754,000, or 17.2%, to $3.6 million at December 31, 2023 from $4.4 million at December 31, 2022.  The decrease resulted primarily from decreases in nonresidential, one- to four-family residential real estate, and commercial business loans.  Nonresidential loans decreased $387,000 as a result of a foreclosure of a nonresidential property. One- to four-family residential real estate loans decreased $328,000 primarily due to seven loan payoffs totaling $551,000, six foreclosures totaling $396,000, and six loan upgrades to accrual status totaling $272,000, partially offset by 14 loans being downgraded to nonaccrual status totaling $1.0 million. Commercial business loans decreased $190,000 primarily due to one foreclosure totaling $73,000, loan amortization of $77,000, and one loan payoff for $40,000.

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

Our investment policy was adopted and is reviewed at least annually by the Board of Directors. All investment decisions require the approval of the Chief Executive Officer or Chief Financial Officer. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the Board of Directors.

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

At December 31, 2023, our investment portfolio consisted of securities and obligations issued by State and local municipalities, corporate bonds, structured certificates of deposit, equity securities consisting of mutual funds, and to a lesser extent mortgage-backed securities.  At December 31, 2023, we owned $1.6 million of Federal Home Loan Bank stock.  As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which stock is carried at cost and classified as restricted equity securities.

Corporate Bonds.  Generations Bank invests in corporate debt instruments with fixed and variable rates. At December 31, 2023, this portfolio consisted of $5.7 million of variable rate instruments and $9.3 million in fixed rate instruments, of which $6.7 million will become variable rate in the future.  The bonds with variable rates reprice periodically based on the differential spread between intermediate Treasury bond yields and long-term Treasury bond yields and a fixed hurdle of 25-50 basis points, or a fixed spread over Prime or a predetermined index.  All the bonds are callable except for one $79,000 bond.  $9.4 million of the corporate bond portfolio are perpetual bonds with no terminal maturity dates; however, we anticipate these bonds will be called based the on the relative coupons and rate structures and upon anticipated changes in regulations pertaining to the securities.   We maintain this portfolio for regular cash flow and providing protection over higher rates.

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

Mortgage-Backed Securities. At December 31, 2023, we had mortgage-backed securities with a carrying value of $824,000. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Generations Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Ginnie Mae, or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of our investment securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Weighted average yield is calculated by multiplying the amortized cost of the individual securities in a security type by their respective interest rates and then dividing the total interest income calculated for the security type by the total amortized cost of the security type. No tax-equivalent yield adjustments were made, as the effect thereof was not material.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
(In thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
Securities available for sale:
Residential mortgage-backed- US agency and GSEs	$—	0.00%	$3	5.63%	$—	0.00%	$17	5.26%	$20	$20	5.32%
Corporate bonds	835	5.10%	209	4.87%	2,270	3.84%	13,928	6.03%	17,242	15,047	5.68%
State and political subdivisions	386	1.62%	3,336	2.16%	3,415	2.05%	10,451	3.03%	17,588	16,235	2.64%
Total available for sale	$1,221		$3,548		$5,685		$24,396		$34,850	$31,302

Securities held to maturity:
Structured certificates of deposit	$—	0.00%	$—	0.00%	$—	0.00%	$650	2.31%	$650	$442	2.31%
Residential Mortgage-backed- US agency and GSEs	—	0.00%	—	0.00%	15	6.59%	789	3.57%	804	784	3.63%
Total	$—		$—		$15		$1,439		$1,454	$1,226

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit, and the interest rate. In recent years we have emphasized, subject to market conditions, demand, interest-bearing checking, and savings accounts. Also, we participate in reciprocal deposit services for our customers through the Certificate Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep networks, which are currently considered by the bank regulators, to be brokered deposits. At December 31, 2023, we participated out approximately $59.9 million of our certificates of deposit, representing 16.7% of our total deposits, through these reciprocal deposit services. At December 31, 2023, these certificates of deposit had an average term to maturity of 5.6 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

Generations Commercial Bank (the “Commercial Bank”), a New York State chartered limited-purpose commercial bank, formed expressly to enable local municipalities to deposit public funds with the Commercial Bank, opened for business on January 2, 2019. At December 31, 2023, the Commercial Bank deposits were $9.2 million, and none were in reciprocal deposit balances.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2023			2022
(In thousands)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest-bearing checking	$39,186	11.0%	0.00%	$57,452	18.5%	0.00%
Interest-bearing checking	63,859	17.9%	1.05%	34,994	11.2%	0.20%
Money market	21,902	6.1%	1.69%	31,249	10.0%	0.35%
Savings	86,799	24.3%	0.88%	108,571	34.9%	0.38%
Time deposits	145,367	40.7%	4.53%	79,013	25.4%	2.49%

Total deposits	$357,113	100.0%		$311,279	100.0%

The Bank has significant (defined as a deposit relationship above $250,000) exposure to businesses or organizations operating across the following industries: Municipalities (Libraries, Schools, Towns and Villages, etc.), Mortgage Brokers, Insurance Agencies, Wineries, Estates and Trusts, Housing Developments and Agencies, as well as various other not for profit entities. At December 31, 2023, these relationships accounted for approximately $34.0 million of the Bank’s total deposit base. As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000 which is the maximum amount for federal deposit insurance) was $35.9 million and $35.3 million, respectively. In addition, as of December 31 2023 and 2022, the aggregate amount of all our uninsured certificates of deposit was $7.0 million and $7.1 million, respectively. The following table sets forth the maturity of those certificates.

	At December 31,
(In thousands)	2023	2022
Maturity Period:
Three months or less	$1,096	$1,597
Over three months through six months	54	2,366
Over six months through twelve months	5,087	2,583
Over twelve months	778	541
Total	$7,015	$7,087

Borrowings. We may obtain advances from the Federal Home Loan Bank by pledging as security our capital stock in the Federal Home Loan Bank and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2023, we had $23.6 million of Federal Home Loan Bank advances. In addition to funding portfolio loans, we sometimes use Federal Home Loan Bank advances for short-term funding needs.

Generations Bank also has a $10.0 million line of credit with a correspondent bank. At December 31, 2023, there were no outstanding advances on this line. Generations Bank has two additional Fed funds lines of credit with other financial institutions totaling $10.5 million. These lines are unsecured. At December 31, 2023, there were no outstanding advances on these lines.

Employees

At December 31, 2023, we had 71 full-time employees and three part-time employees. Management believes that we have a good working relationship with our employees.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the Accumulated Other Comprehensive Income opt-out have it incorporated into common equity Tier 1 capital (including unrealized gains and losses on investment securities available-for-sale). Generations Bank and Generations Commercial Bank have exercised this one-time opt-out and therefore do not include AOCI in their regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2023, Generations Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2023, Generations Bank complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2023, Generations Bank satisfied the QTL test.

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

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating.  Generations Bank received a “needs improvement” Community Reinvestment Act rating in its most recent federal examination.

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

At December 31, 2023, Generations Bank met the criteria for being considered “well capitalized.”

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

Federal Reserve System

The Federal Reserve Board regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  In April 2020, due to a change in its approach to monetary policy, the Board of Governors of the Federal Reserve System announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.  At December 31, 2023, Generations Bank was in compliance with these reserve requirements.

Federal Home Loan Bank System

As a member of the Federal Home Loan Bank of New York, Generations Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks.  The Federal Home Loan Bank of New York provides a central credit facility primarily for member institutions.  Members of the Federal Home Loan Bank of New York are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York.  Generations Bank complied with this requirement at December 31, 2023.  Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost.  Generations Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock.  At December 31, 2023, no impairment had been recognized.

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

At December 31, 2023, Generations Commercial Bank met the criteria for being considered “well-capitalized.”

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

Our federal and state tax returns are statutorily subject to potential audit for the years 2020 through 2023. No income tax returns are under audit as of the date of this report.

Federal Taxation

Method of Accounting.  For federal income tax purposes, Generations Bancorp, Generations Bank, Generations Commercial Bank, and Generations Agency currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing consolidated federal income tax returns.

Net Operating Loss Carryovers.  For net operating losses incurred prior to January 1, 2018, a company may carry back those net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses incurred after December 31, 2017, a company may carry forward those net operating losses indefinitely to offset up to 80% of their federal taxable income. At December 31, 2023, Generations Bancorp had pre-2018 net operating loss carryforwards of approximately $860,000 which expire in years 2033-2037. Additionally, Generations Bancorp has loss carryforwards of $5.7 million with no expiration period.  At December 31, 2023, Generations Bancorp had a full valuation allowance against their net operating loss carryforwards.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.  At December 31, 2023, Generations Bancorp had a capital loss carryover of $121,000 with a full valuation allowance against it.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity is a significant and integrated component of the Company’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Technology Advancement Department of the Company is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats.  The Technology Advancement Department is managed by the Board-appointed Chief Information Officer (the “CIO”) who reports directly to the Company’s Chief Executive Officer.  The CIO has more than 12 years of experience with the Company and additional years of experience in the information technology (“IT”) field. The CIO also oversees the Company’s Cybersecurity Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Cybersecurity Program identifies data sources, threats and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster).  The Technology Advancement Department conducts on-going technology and IT threat meetings to ensure the latest threats are addressed in addition to penetration, business continuity/ disaster recovery testing, and incident response plan testing.  The CIO is a member of various management committees, chairs the Company’s management-level Information Security Steering Committee, and presents information security and cybersecurity updates on a monthly basis to the Company’s Board of Directors.

As referenced above, the CIO provides information security updates to the Board of Directors at each Board meeting. Additional information security training to the committee is provided through a management Information Security Steering Committee and also through targeted training overseen by the CIO. In addition, as discussed below, the Company has implemented an Incident Response Plan, which is integrated into its Cybersecurity Policy, to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data of the Company. The Incident Response Plan is implemented and maintained by the CIO and is subject to annual review and approval by the Board of Directors. Cybersecurity metrics are reported to both management level committees and the Board of Directors on a monthly basis.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Cybersecurity Program.

Risk Assessment. On a periodic basis, but not less than annually, the Chief Information Officer, in conjunction with the Board of Directors, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records.  Based on the results of the risk assessment, the Company’s Cybersecurity Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information.  The Board of Directors changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

●	Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
●	Ensuring that changes to security configurations are documented, approved, and tested.
●	Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
●	Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
●	Conducting subsequent penetration testing and vulnerability assessments, as warranted.
●	Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures.  In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors.  Management determines the scope and objectives of the penetration analysis.

Service Providers. Like many companies, the Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Third-Party Risk Management Program, which is implemented through a Vendor Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive the Company data.  The Vendor Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the Interagency Guidance on Third-Party Relationships: Risk Management. The Vendor Management Program is audited as part of the Company’s annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting Company and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, continuous vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. At least annually, the CIO reports to the Board the overall status of the Cybersecurity Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information.  Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments. The CIO monitors, evaluates, and adjusts the Cybersecurity Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan.  To ensure that information security incidents can be recovered from quickly and with the least impact to the Company and its customers, the Company maintains a structured and systematic incident response plan (the “IRP”) for all information security incidents that affect any of the IT systems, network, or data of the Company, including the Company’s data held, or IT services provided by third-party vendors or other service providers.  The CIO is responsible for implementing and maintaining the IRP, which includes:

●	Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
●	Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.

●	Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.
●	Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
●	Reviewing the IRP at least annually, or whenever there is a material change in The Company’s business practices that may reasonably affect its cyber incident response procedures.

Item 2. Properties

As of December 31, 2023, the net book value of our real properties, including land, was $13.4 million. The following table sets forth information regarding our offices at December 31, 2023.

	Leased or	Year Acquired
Location	Owned	or Leased

Main Office:
Corporate Headquarters, 20 E Bayard St, Seneca Falls NY 13148	Owned	2013

Branch Offices:
19 Cayuga Street, Seneca Falls NY 13148	Owned	1977
342 Hamilton Street, Geneva NY 14456	Owned	2004
10 Osborne Street, Auburn NY 13021	Owned	2008
152 Cayuga Street, Union Springs, NY 13160	Owned	2009
89 Main Street, Phelps NY 14532	Owned	2009
1865 North Road, Waterloo NY 13165	Owned	2010
621 N. Seward Avenue, Auburn NY 13021	Owned	2011
6120 State Route #96, Farmington NY 14425	Owned	2014
11182 Maple Ridge Road, Medina NY 14103	Owned	2018

Item 3.  Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

(a)	Market, Holder, and Dividend Information

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “GBNY.” The approximate number of holders of record of the Company’s common stock as of March 11, 2024 was 246. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

(b)   Report of Offering of Securities and Use of Proceeds Therefrom

Not applicable.

(c)Share Repurchases During the Quarter

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023.

The Company’s Board of Directors authorized its first stock repurchase program on March 28, 2022 to acquire up to 83,300 shares, or 3.4%, of the Company’s then outstanding common stock. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0%, of the Company’s outstanding common stock, based on the current trading price of the common stock. As of December 31, 2023, all of the shares authorized for repurchase under these programs had been repurchased. At this time the Company does not expect to repurchase any more shares under the third stock repurchase program.

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

Overview

Generations Bancorp, as the holding company for Generations Bank, conducts its operations primarily through Generations Bank and Generations Commercial Bank.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service.  Our goals are to increase interest income through loan portfolio growth, with a primary focus in 2024 on growth in our purchases of one-to four-family residential real estate loans, and to a lesser extent purchases of automobile loans, as well as continuing to decrease interest expense by increasing core deposits, and achieve economies of scale through managed balance sheet growth. Highlights of our current business strategy include:

●	Emphasizing one- to four-family residential real estate lending. In 2023, purchased one- to four-family residential real estate loans were the primary source of our loan growth. At December 31, 2023, $168.4 million, or 52.4%, of our total loans consisted of one- to four-family residential real estate loans.
●	Continuing our purchases and originations of automobile loans in 2024. In recent years we have increased our emphasis on the purchase and origination of automobile, recreational vehicle, and manufactured home loans. At December 31, 2023, these loans totaled $94.0 million, or 29.3% of our total loan portfolio. For the years ended December 31, 2023 and 2022, we purchased $13.7 million and $24.1 million of automobile, recreational vehicle, and manufactured home loans. We reduced our recreational vehicle purchases in 2023 to zero and do not plan on any purchases in 2024.
●We believe that we have the experience and policies and procedures in place to continue loan purchases without undue risk. We began purchasing manufactured home loans in 2006.  In part based on this experience, in 2016 we began purchasing automobile loans from one vendor and began purchasing automobile, recreational vehicle, and other consumer loans from a second vendor in February 2020.  Additionally, we began purchasing manufactured home loans from a second vendor in 2019.  To date, our credit experience on these loans has been satisfactory.  See “Business of Generations Bank – Lending Activities – Manufactured Home Lending and “– Automobile Lending” and “– Other Consumer Lending.”
●	Increasing our “core” deposit base, which includes all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print, and outdoor advertising channels. Core deposits at December 31, 2023 decreased $25.5 million, or 12.0%, from December 31, 2022 resulting primarily from customers’ shifting their deposits into higher-yielding certificates of deposit in the increased interest rate environment. In addition, rising inflationary costs further decreased deposit account balances as well as customers seeking higher yields in brokerage money market accounts. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.
●	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1870 and have been operating continuously since that time in the northern Finger Lakes region of New York State which is located in the central to northwestern portion of New York State. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

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

The following represent our critical accounting policies:

Allowance for Credit Losses.  On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $6,000 at December 31, 2023 and was excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or structured certificates of deposit. All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The structured certificates of deposit are all fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. As a result, no allowance for credit losses was recorded on held-to-maturity debt securities at December 31, 2023.

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio. Accrued interest receivable on available-for-sale debt securities totaled $297,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $1.2 million at December 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments. The accrual of interest is generally discounted when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is included in the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments: multi-family, commercial business, nonresidential real estate, manufactured homes, home equity loans, home equity lines of credit, residential real estate, commercial lines of credit, direct automobile, indirect automobile, other consumer, other consumer lines of credit, recreational vehicles, student loans, and residential construction loans. The Company utilizes a reasonable and supportable forecast period of 3 – 10 years depending on the portfolio segment. Subsequent to this forecast period the Company reverts, on a straight-line basis over the applicable segment period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and included adjustments for volume and loan mix, economics, and delinquency and loan quality. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs as appropriate.

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

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses, capital losses, and contribution carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Interest and penalties are included as a component of noninterest expense if incurred. For additional information regarding the Company’s income taxes, see Note 13 to the consolidated financial statements.

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

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.  Net deferred loan costs amortized totaled approximately $2.1 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023			2022
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$318,414	$14,464	4.54%	$284,088	$12,023	4.23%
Securities	33,281	1,447	4.35	35,862	1,136	3.17
Interest-earning deposits	6,298	274	4.35	11,318	84	0.74
Other	1,480	132	8.92	1,433	61	4.26
Total interest-earning assets	359,473	16,317	4.54	332,701	13,304	4.00
Non-interest-earning assets	41,020			41,861
Total assets	$400,493			$374,562

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$63,859	$219	0.34%	$69,987	$66	0.09%
Money market accounts	21,902	249	1.14	31,249	111	0.36
Savings accounts	86,799	564	0.65	108,571	448	0.41
Certificates of deposit	145,367	5,762	3.96	79,013	849	1.07
Total interest-bearing deposits	317,927	6,794	2.14	288,820	1,474	0.51
Borrowings	20,858	783	3.75	18,833	460	2.44
Total interest-bearing liabilities	338,785	7,577	2.24	307,653	1,934	0.63
Other non-interest bearing liabilities	25,276			26,553
Total liabilities	364,061			334,206
Equity	36,432			40,356
Total liabilities and equity	$400,493			$374,562

Net interest income		$8,740			$11,370
Interest rate spread			2.30%			3.37%
Net interest-earning assets	$20,688			$25,048
Net interest margin			2.43%			3.42%
Average interest-earning assets to average
interest-bearing liabilities	106.11%			108.14%

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

	Year Ended December 31,
	2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,452	$989	$2,441
Securities	(82)	393	311
Interest-earning deposits	(37)	227	190
Other	2	69	71
Total interest-earning assets	1,335	1,678	3,013

Interest-bearing liabilities:
Demand deposits	(6)	159	153
Savings deposits	(34)	172	138
Money market deposits	(89)	205	116
Certificates of deposit	710	4,203	4,913
Total interest-bearing deposits	581	4,739	5,320
Borrowings	49	274	323
Total interest-bearing liabilities	630	5,013	5,643

Change in net interest income	$705	$(3,335)	$(2,630)

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $38.2 million, or 9.9%, to $424.5 million at December 31, 2023 from $386.3 million at December 31, 2022. The increase resulted primarily from increases in net loans of $29.6 million, cash and cash equivalents of $6.5 million, interest-earning time deposits in banks of $4.4 million, and pension plan assets of $2.3 million, partially offset by decreases in investment securities available-for-sale of $1.7 million, bank-owned life insurance of $1.4 million, and goodwill of $792,000.

Net Loans. Net loans increased $29.6 million, or 9.7%, to $333.5 million at December 31, 2023 from $303.9 million at December 31, 2022. The increase resulted primarily from increases in one- to four-family residential real estate loans of $30.4 million, or 22.0%, commercial business loans of $7.1 million, or 61.2%, other consumer loans of $2.4 million, or 33.2%, home equity loans and lines of credit of $2.1 million, or 17.9%, partially offset by decreases in recreational vehicle loans of $4.0 million, or 14.8%, manufactured home loans of $2.3 million, or 4.5%, nonresidential loans of $2.2 million, or 13.5%, and automobile loans of $1.9 million, or 7.9%. Net deferred loan costs decreased $870,000, or 5.4%, during the year ended December 31, 2023, representing primarily fees paid for purchased loans which are amortized over the estimated loan lives. At December 31, 2023, we had outstanding commitments to originate loans of $987,000 and unfunded lines of credit of $14.4 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.

Consistent with our business strategy, we intend to continue purchases of one-to four-family residential real estate loans, and to continue to purchase to a lesser extent, automobile loans.  During the year ended December 31, 2023, we purchased $35.3 million of one-to four-family residential real estate loans and $8.4 million of automobile loans. Additionally, we have discontinued purchases of recreational vehicles and do not expect to purchase these types of loans in the future.

Cash and Cash Equivalents.  Cash and cash equivalents increased $6.5 million, or 81.5%, to $14.5 million at December 31, 2023 from $8.0 million at December 31, 2022 primarily due to an increase in deposits.

Interest-Earning Time Deposits in Banks. Interest-earning time deposits in banks increased to $4.4 million at December 31, 2023 from $0 at December 31, 2022. Excess cash was invested in short-term certificates of deposit at other financial institutions in order to maximize the yield on interest-earning deposits.

Pension Plan Assets. Pension plan assets increased $2.3 million, or 21.8%, to $13.0 million at December 31, 2023 from $10.7 million at December 31, 2022. The increase resulted from actual returns on pension assets of $3.0 million and employer contributions of $361,000, partially offset by benefits paid of $463,000 and interest costs of $605,000.

Investment Securities. Securities available-for-sale decreased $1.7 million, or 5.3%, to $31.3 million at December 31, 2023 from $33.1 million at December 31, 2022. The decrease in securities available-for-sale resulted from maturities and principal repayments of $5.3 million, partially offset by purchases of $2.2 million and an increase in market value of $1.4 million.

Bank-owned Life Insurance. Bank-owned life insurance decreased $1.4 million, or 19.2%, to $5.9 million at December 31, 2023 from $7.4 million at December 31, 2022. The decrease was primarily attributable to the surrender of a life insurance policy as a result of the death of our former President and Chief Executive Officer, Menzo D. Case.

Goodwill. Goodwill decreased $792,000 to $0 at December 31, 2023 from $792,000 at December 31, 2022 as a result of the sale of Generations Agency’s book of business to Northwoods on June 1, 2023.

Deposits.  Deposits increased $39.9 million, or 12.6%, to $357.6 million at December 31, 2023 from $317.7 million at December 31, 2022. Interest-bearing accounts increased $43.0 million, or 16.3%, to $306.1 million at December 31, 2023 from $263.1 million at December 31, 2022. The largest increase in interest-bearing deposits was in certificates of deposit which increased $65.5 million, or 61.8%, to $171.3 million at December 31, 2023 from $105.8 million at December 31, 2022. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2023 totaled $156.3 million. Interest-bearing checking accounts decreased $3.0 million, or 7.9%, to $35.1 million at December 31, 2023 from $38.1 million at December 31, 2022. Money market accounts decreased $7.3 million, or 27.6%, to $19.2 million at December 31, 2023 from $26.5 million at December 31, 2022. Savings accounts decreased $12.1 million, or 13.1%, to $80.5 million at December 31, 2023 from $92.6 million at December 31, 2022. Noninterest-bearing deposits decreased $3.1 million, or 5.6%, to $51.5 million at December 31, 2023 from $54.6 million at December 31, 2022. We may utilize Federal Home Loan Bank advances in place of the maturing time deposits.

Municipal deposits held at Generations Commercial Bank increased $1.6 million, or 20.4%, to $9.2 million at December 31, 2023 from $7.6 million at December 31, 2022.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances decreased to $0 at December 31, 2023 from $16.2 million at December 31, 2022 as a result of repayments. Long-term Federal Home Loan Bank advances increased $13.2 million, or 128.1%, to $23.6 million at December 31, 2023 from $10.3 million at December 31, 2022 as a result of $18.0 million in new advances partially offset by repayments of $4.8 million. The average cost of outstanding advances from the Federal Home Loan Bank was 3.75% at December 31, 2023, as compared to our weighted average rate on deposits of 2.14% at that date.

Total Equity. Total equity increased $370,000, or 1.0%, to $37.7 million at December 31, 2023 from $37.3 million at December 31, 2022. The increase was primarily due to a decrease in accumulated other comprehensive loss of $2.2 million as a result of an increase in the fair market value of our investment securities available-for-sale and pension plans and a $341,000 decrease in stock held by Rabbi trust as a result of distributions, partially offset by a decrease of $1.1 million due to stock repurchases and a net loss of $1.6 million for the year ended December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

General.  Net loss for the year ended December 31, 2023 was $1.6 million, as compared to net income of $1.1 million for the year ended December 31, 2022, a decrease of $2.7 million, or 244.2%.  The decrease was primarily attributable to a $2.6 million decrease in net interest income, a $1.2 million increase in noninterest expense, and a $302,000 increase in provision for loan losses, partially offset by a $864,000 increase in noninterest income and a $641,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $3.0 million, or 22.7%, to $16.3 million for the year ended December 31, 2023 from $13.3 million for the year ended December 31, 2022.  The increase was primarily attributable to an increase of $2.4 million in interest on loans receivable, an increase of $311,000 in interest on investment securities, and an increase of $190,000 in interest-earning deposits. The average balance of loans increased $34.3 million, or 12.1%, to $318.4 million for the year ended December 31, 2023 from $284.1 million for the year ended December 31, 2022. The average yield on loans increased 31 basis points to 4.54% for the year ended December 31, 2023 from 4.23% for the year ended December 31, 2022, reflecting an increase in higher-yielding loans year over year. The average balance of investment securities decreased $2.6 million, or 7.2%, to $33.3 million for the year ended December 31, 2023 from $35.9 million for the year ended December 31, 2022. The average yield on investment securities increased 118 basis points to 4.35% for the year ended December 31, 2023 from 3.17% for the year ended December 31, 2022 due to rising interest rates and lower premium amortization expense during 2023.

Interest Expense.  Interest expense increased $5.6 million, or 291.8%, to $7.6 million for the year ended December 31, 2023 from $1.9 million for the year ended December 31, 2022. Interest expense on deposits increased $5.3 million, or 360.9%, to $6.8 million for the year ended December 31, 2023 from $1.5 million for the year ended December 31, 2022, primarily due to an increase in interest expense on certificates of deposit of $4.9 million. The increase was attributable to an increase of $66.4 million, or 84.0%, in the average balance of certificate of deposit accounts to $145.4 million for the year ended December 31, 2023 from $79.0 million for the year ended December 31, 2022, in addition to an increase in the average cost of 289 basis points to 3.96% for the year ended December 31, 2023 as compared to 1.07% for the year ended December 31, 2022. Borrowing expense increased $323,000, or 70.2%, to $783,000 for the year ended December 31, 2023 from $460,000 for the year ended December 31, 2022, as a result of an increase in the average cost of borrowings of 131 basis points to 3.75% for the year ended December 31, 2023 as compared to 2.44% for the year ended December 31, 2022 due to rising interest rates. The average balance of borrowings increased $2.0 million, or 10.8%, to $20.9 million for the year ended December 31, 2023 from $18.8 million for the year ended December 31, 2022.

Net Interest Income.  Net interest income decreased $2.6 million, or 23.1%, to $8.7 million for the year ended December 31, 2023 from $11.4 million for the year ended December 31, 2022.  Our net interest rate spread decreased 107 basis points to 2.30% for the year ended December 31, 2023 from 3.37% for the year ended December 31, 2022.  Our net interest margin decreased 99 basis points to 2.43% for the year ended December 31, 2023 from 3.42% for the year ended December 31, 2022.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities when comparing 2023 and 2022.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 2(g) of our consolidated financial statements “Summary of Significant Accounting Policies – Allowance for Credit Losses,” we recorded a provision for credit losses of $933,000 for the year ended December 31, 2023 and a provision for loan losses of $631,000 for the year ended December 31, 2022.  The increased provision for credit losses in 2023 was primarily due to overall growth in the loan portfolio.

Noninterest Income.  Noninterest income increased $864,000, or 40.8%, to $3.0 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022.  The increase was primarily due to death benefit proceeds of $733,000 received from the surrender of a bank-owned life insurance policy and a net gain of $312,000 recognized from the sale of Generations Agency’s book of business, partially offset by decreases in insurance commissions and banking fees and service charges. Insurance commissions decreased $295,000, or 65.4%, to $156,000 for the year ended December 31, 2023 from $451,000 for the year ended December 31, 2022 as a result of the Management Agreement with Northwoods whereby Northwoods assumed customer service responsibilities for Generations Insurance Agency, Inc. effective April 1, 2022 and the subsequent sale of the book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $162,000, or 10.2%, to $1.4 million for the year ended December 31, 2023 from $1.6 million for the year ended December 31, 2022 due to fewer loan recapture fees and loan prepayment penalties as well as fewer non-sufficient funds fees when comparing 2023 and 2022.

Noninterest Expense.  Noninterest expense increased $1.2 million, or 10.6%, to $12.8 million for the year ended December 31, 2023 from $11.6 million for the year ended December 31, 2022. The increase was primarily attributable to increases in compensation and benefits, regulatory assessments, and other expenses, offset in part by decreases in advertising and service charges. Compensation and benefits increased $1.2 million, or 24.3%, to $6.1 million for the year ended December 31, 2023 from $4.9 million for the year ended December 31, 2022 primarily due to employment agreement expenses associated with the death of our former President and Chief Executive Officer, Menzo D. Case, in addition to a decrease in pension expense benefit. The decrease in pension expense benefit for the year ended December 31, 2023 is attributable to the amortization of certain unrecognized actuarial losses in addition to lower expected investment returns due to the Plan’s investment losses for the year ended December 31, 2022. Regulatory assessments increased $154,000, or 74.0%, to $362,000 for the year ended December 31, 2023 from $208,000 for the year ended December 31, 2022 as a result of an increase in total assessment base in addition to an increase in the quarterly multiplier used in the payment computation. Other expenses increased $245,000, or 20.8%, to $1.4 million for the year ended December 31, 2023 from $1.2 million for the year ended December 31, 2022 as a result of an increase in directors’ fees related to changes in the market price of Generations Bancorp’s stock held in the directors’ retirement plan during 2023 as compared to 2022 along with an increase in expenses related to equity incentive plan stock awards and stock options granted in May 2022. Advertising decreased $224,000, or 52.3%, to $204,000 for the year ended December 31, 2023 from $428,000 for the year ended December 31, 2022 due to less activity when comparing 2023 to 2022. Service charges decreased $142,000, or 6.8%, to $2.0 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022 as a result of discounts recognized from the renewal of our core processing contract.

Federal Income Taxes.  Income tax expense decreased $641,000, or 296.8%, to a benefit of $425,000 for the year ended December 31, 2023 from $216,000 for the year ended December 31, 2022. The effective tax rate was 21.3% for the year ended December 31, 2023 as compared to 16.6% for the year ended December 31, 2022.

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.  Among the techniques we use to manage interest rate risk are:

●	purchasing and originating consumer loans, including automobile and manufactured home loans, and commercial real estate and multi-family loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which, if originated, may generate customer relationships that can result in larger non-interest-bearing checking accounts;
●	utilizing long-term Federal Home Loan Bank advances which are a closer match in duration to partially fund loan originations and purchases; and
●	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank.  At December 31, 2023, we had $23.6 million outstanding in advances from the Federal Home Loan Bank, and had the ability to borrow approximately $68.8 million based on our collateral capacity.  At December 31, 2023, we had an additional $20.5 million in lines of credit available with other financial institutions.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.0 million for the year ended December 31, 2023 and $4.4 million for the year ended December 31, 2022.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from the sale of and maturing securities, was $31.8 million for the year ended December 31, 2023 and $29.8 million for the year ended December 31, 2022.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $36.2 million for the year ended December 31, 2023 and $12.5 million for the year ended December 31, 2022.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank.  Generations Bank paid dividends of $1.0 million to Generations Bancorp during the year ended December 31, 2023 and dividends of $1.3 million during the year ended December 31, 2022.  See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Generations Bank to pay dividends.  At December 31, 2023, Generations Bancorp (on an unconsolidated, stand-alone basis) had liquid assets totaling $2.7 million.

At December 31, 2023, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 16 to the Consolidated Financial Statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2023 is effective using these criteria.

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

(d)Changes in Internal Controls

During the year ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information concerning equity compensation plans, the following information required herein is incorporated by reference from the Proxy Statement under the heading “Stock Ownership.” The following table sets out information as of December 31, 2023, about securities authorized for issuance under the Company’s 2022 Equity Incentive Plan, which has been approved by shareholders.

	Number of Shares to be	Weighted-Average	Number of Shares
	Issued Upon Exercise of	Exercise Price of	Available for Future
Plan Category	Outstanding Awards	Outstanding Awards	Grants
Plans approved by shareholders	132,977	$11.61	14,780
Plans not approved by shareholders	—	—	—
Total	132,977		$14,780

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Related Persons” and “Proposal 1 – Election of Directors – Board Independence” sections of the Company’s 2024 Proxy Statement are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Company’s 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms

(B)	Consolidated Statements of Financial Condition for the years ended December 31, 2023 and 2022

(C)	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

(E)	Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2023 and 2022

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(G)	Notes to Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)Exhibits

3.1	Articles of Incorporation of Generations Bancorp NY, Inc.(1)
3.2	Bylaws of Generations Bancorp NY, Inc. (2)
4.1	Form of Common Stock Certificate of Generations Bancorp NY, Inc. (1)
4.2	Description of Generations Bancorp NY, Inc.’s Securities (3)
10.1	Amended and Restated Employment Agreement by and between Generations Bank and Menzo D. Case (1)
10.2	Generations Bank Amended and Restated Directors Retirement Plan (1)
10.3	Amended and Restated Supplemental Executive Retirement Plan for Menzo D. Case (1)
10.4	Amended and Restated Employment Agreement with Angela M. Krezmer (4)
21	Subsidiaries (3)
23	Consent of Independent Accounting Firm
31	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-248742), filed on September 11, 2020.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2021.
(4)	Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2023.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: April 1, 2024	/s/ Angela M. Krezmer
Angela M. Krezmer
President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Angela M. Krezmer	President, Chief Executive Officer, Chief Financial Officer, and Director	April 1, 2024
Angela M. Krezmer	(Principal Executive Officer and Principal Financial Officer)

/s/ Bradford M. Jones	Chairman of the Board	April 1, 2024
Bradford M. Jones

/s/ Dr. Jose A. Acevedo	Vice Chairman of the Board	April 1, 2024
Dr. Jose A. Acevedo

/s/ Cynthia S. Aikman	Director	April 1, 2024
Cynthia S. Aikman

/s/ James E. Gardner	Director	April 1, 2024
James E. Gardner

/s/ Gerald Macaluso	Director	April 1, 2024
Gerald Macaluso

/s/ Dr. Frank J. Nicchi	Director	April 1, 2024
Dr. Frank J. Nicchi

/s/ Alicia H. Pender	Director	April 1, 2024
Alicia H. Pender

/s/ Vincent P. Sinicropi	Director	April 1, 2024
Vincent P. Sinicropi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors and Audit Committee

of Generations Bancorp NY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Generations Bancorp NY, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Bonadio & Co., LLP

Syracuse, New York

April 1, 2024

Generations Bancorp NY, Inc.

Consolidated Statements of Financial Condition

	At December 31,	At December 31,
(In thousands, except share data)	2023	2022

ASSETS:
Cash and due from banks	$3,991	$3,955
Interest earning deposits	10,534	4,049
Total cash and cash equivalents	14,525	8,004
Interest-earning time deposits in banks	4,362	—
Investment securities available-for-sale, at fair value	31,302	33,050
Investment securities held-to-maturity (fair value 2023-$1,226, 2022-$1,301)	1,454	1,587
Equity investment securities, at fair value	361	307
Federal Home Loan Bank stock, at cost	1,588	1,740
Loans	336,455	306,377
Less: Allowance for credit losses	(2,973)	(2,497)
Loans receivable, net	333,482	303,880
Premises and equipment, net	14,195	14,863
Bank-owned life insurance	5,938	7,351
Pension plan asset	13,027	10,697
Foreclosed real estate	118	12
Goodwill	—	792
Intangible assets, net	654	718
Accrued interest receivable	1,611	1,304
Other assets	1,879	1,988
Total assets	$424,496	$386,293

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$51,528	$54,609
Interest-bearing	306,078	263,069
Total deposits	357,606	317,678
Short-term borrowings	—	16,200
Long-term borrowings	23,577	10,334
Advances from borrowers for taxes and insurance	2,931	2,653
Other liabilities	2,684	2,100
Total liabilities	386,798	348,965
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2023 and 2022; 2,235,889 and 2,348,748 shares issued and outstanding at December 31, 2023 and 2022, respectively	22	24
Additional paid in capital	22,289	23,002
Retained earnings	21,000	22,512
Accumulated other comprehensive loss	(4,257)	(6,467)
Stock held in rabbi trust	(357)	(698)
Unearned ESOP shares, at cost	(999)	(1,045)
Total shareholders' equity	37,698	37,328
Total liabilities and shareholders' equity	$424,496	$386,293

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2023	2022

Interest and dividend income:
Loans, including fees	$14,464	$12,023
Debt and equity securities:
Taxable	1,040	722
Tax-exempt	407	414
Interest-earning deposits	274	84
Other	132	61
Total interest income	16,317	13,304
Interest expense:
Deposits	6,794	1,474
Short-term borrowings	355	216
Long-term borrowings	428	244
Total interest expense	7,577	1,934
Net interest income	8,740	11,370
Provision for loan losses	927	631
Provision for unfunded commitments	6	—
Provision for available-for-sale securities	—	—
Total provision for credit losses	933	631
Net interest income after provision for credit losses	7,807	10,739
Noninterest income:
Banking fees and service charges	1,426	1,588
Mortgage banking income, net	22	44
Insurance commissions	156	451
Earnings (loss) on bank-owned life insurance	62	(28)
Gain on death benefit proceeds from surrender of bank-owned life insurance	733	—
Change in fair value on equity securities	51	(45)
Net gain on sale of Generations Agency	312	—
Other charges, commissions & fees	219	107
Total noninterest income	2,981	2,117
Noninterest expense:
Compensation and benefits	6,081	4,891
Occupancy and equipment	2,012	2,005
Service charges	1,958	2,100
Regulatory assessments	362	208
Professional and other services	740	743
Advertising	204	428
Other expenses	1,423	1,178
Total noninterest expenses	12,780	11,553
(Loss) Income before income tax (benefit) expense	(1,992)	1,303
Income tax (benefit) expense	(425)	216
Net (loss) income	$(1,567)	$1,087
Net (loss) income available to common shareholders	$(1,567)	$1,087
Basic and diluted (losses) earnings per common share	$(0.72)	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2023	2022

Net (loss) income	$(1,567)	$1,087
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,394	(5,214)
Net unrealized gains (losses) on securities available-for-sale	1,394	(5,214)
Defined benefit pension plan:
Net gains (losses) arising during the period	1,242	(1,748)
Reclassification of amortization of net losses recognized in net pension expense	161	—
Net change in defined benefit pension plan asset	1,403	(1,748)
Other comprehensive gain (loss), before tax	2,797	(6,962)
Tax effect	(587)	1,461
Other comprehensive gain (loss), net of tax	2,210	(5,501)
Total comprehensive gain (loss)	$643	$(4,414)

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(1,567)	—	—	—	(1,567)
Other comprehensive income	—	—	—	2,210	—	—	2,210
Effect of stock repurchase plan	(2)	(1,127)	55	—	—	—	(1,074)
Stock-based compensation	—	417	—	—	—	—	417
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
Distribution of common stock from Directors Retirement Plan	—	—	—	—	37	—	37
Distribution of common stock from SERP	—	—	—	—	345	—	345
ESOP shares committed to be released	—	(3)	—	—	—	46	43
Balance, December 31, 2023	$22	$22,289	$21,000	$(4,257)	$(357)	$(999)	$37,698

Balance, December 31, 2021	$26	$24,494	$21,669	$(966)	$(654)	$(1,090)	$43,479
Net income	—	—	1,087	—	—	—	1,087
Other comprehensive loss	—	—	—	(5,501)	—	—	(5,501)
Effect of stock repurchase plan	(2)	(1,626)	(244)	—	—	—	(1,872)
Stock-based compensation	—	128	—	—	—	—	128
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(13)	—	(13)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	6	—	—	—	45	51
Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(1,567)	$1,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	933	631
Deferred income tax (benefit) expense	(444)	200
Change in fair value on equity securities	(51)	45
Dividend reinvestment in equity securities	(3)	—
Depreciation	954	943
Amortization of intangible asset	64	65
Amortization of fair value adjustment to purchased loan portfolio	(69)	(69)
ESOP expense	43	51
Stock-based compensation	417	128
Amortization of deferred loan costs	2,113	2,024
(Earnings) loss on bank-owned life insurance	(62)	28
Gain on death benefit proceeds from surrender of bank-owned life insurance premium	(733)	—
Change in pension plan assets	(1,188)	(1,338)
Extinguishment of goodwill	792	—
Net amortization of premiums and discounts on investment securities	57	159
Net change in accrued interest receivable	(307)	(55)
Net change in other assets and liabilities	1,088	451
Net cash provided by operating activities	2,037	4,350
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(2,238)	(3,685)
Net change in interest-earning time deposits in banks	(4,362)	—
Net proceeds from the redemption of (purchase of) Federal Home Loan Bank stock	152	(290)
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	5,326	2,239
Held-to-maturity investment securities	131	187
Proceeds from sale of:
Real estate and repossessed assets acquired	265	84
Premises and equipment	81	—
Proceeds from bank-owned life insurance premium	2,208	511
Net change in loans	(32,950)	(28,415)
Purchase of premises and equipment	(367)	(461)
Net cash used in investing activities	(31,754)	(29,830)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(25,523)	(24,469)
Net change in time deposits	65,451	30,098
Net change in short-term borrowings	(16,200)	16,200
Payments on long-term borrowings	(4,757)	(8,407)
Proceeds from long-term borrowings	18,000	981
Purchase of common stock for directors retirement plan	(10)	(13)
Purchase of common stock of SERP	(31)	(31)
Distribution of common stock from Directors Retirement Plan	37	—
Distribution of common stock from SERP	345	—
Effect of stock repurchase plan	(1,074)	(1,872)
Net cash provided by financing activities	36,238	12,487
Net change in cash and cash equivalents	6,521	(12,993)
Cash and cash equivalents at beginning of period	8,004	20,997
Cash and cash equivalents at end of period	$14,525	$8,004
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$7,101	$1,807
Transfer of loans to foreclosed real estate and repossessed assets	371	69

The accompanying notes are an integral part of the consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly-owned subsidiary. The Agency’s book of business was purchased by The Northwoods Corporation on June 1, 2023. Further detail regarding the treatment of goodwill is included in Note 10.

2.Summary of Significant Accounting Policies

a.Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Holding Company, the Bank, the Commercial Bank, and the Agency. The consolidated entity is referred to as the “Company” in the following notes to the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

b.	Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for credit losses, deferred income taxes, pension obligations, and the evaluation of investment securities for the presence of credit-related and non-credit-related losses to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

December 31, 2023 and December 31, 2022

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

The Company grants residential mortgage, commercial, and consumer loans to customers, principally located in the Finger Lakes Region of New York State and extending north to Orleans County. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for credit losses, and plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

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

The loans receivable portfolio is segmented into residential mortgage, commercial, and consumer loans. The residential mortgage segment consists of one- to four-family first-lien residential mortgages and construction loans. Commercial loans consist of the following classes: real estate secured by nonresidential property, real estate secured by multi-family residences, construction, and other commercial

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

and industrial loans. Consumer loans include home equity (both installment loans and lines of credit), residential junior-lien loans, manufactured home loans, automobile, student, recreational vehicle, and other consumer loans.

g.	Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $6,000 at December 31, 2023 and was excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: mortgage-backed securities or structured certificates of deposit. All the mortgage-backed securities held by the Company are issued by government-sponsored corporations. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. The structured certificates of deposit are all fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. As a result, no allowance for credit losses was recorded on held-to-maturity debt securities at December 31, 2023.

For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments, and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio. Accrued interest receivable on available-for-sale debt securities totaled $297,000 at December 31, 2023 and was excluded from the estimate of credit losses.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $1.2 million at December 31, 2023 and was reported in accrued interest receivable on the

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments. The accrual of interest is generally discounted when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date. All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is included in the estimate of credit losses. The allowance for credit losses represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments: multi-family, commercial business, nonresidential real estate, manufactured homes, home equity loans, home equity lines of credit, residential real estate, commercial lines of credit, direct automobile, indirect automobile, other consumer, other consumer lines of credit, recreational vehicles, student loans, and residential construction loans. The Company utilizes a reasonable and supportable forecast period of 3 – 10 years depending on the portfolio segment. Subsequent to this forecast period the Company reverts, on a straight-line basis over the applicable segment period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and included adjustments for volume and loan mix, economics, and delinquency and loan quality. Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs as appropriate.

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

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as special mention have potential weaknesses that deserved management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated as pass.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

Prior to January 1, 2023, the allowance for loan losses represented management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and was recorded as a reduction of loans. The allowance for loan losses was increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible were charged against the allowance for loan losses, and subsequent recoveries, if any, were credited to the allowance. All, or part, of the principal balance of loans receivable was charged off to the allowance as soon as it was determined that the repayment of all, or part, of the principal balance was highly unlikely. Consumer loans not secured by residential real estate were generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there was an amount deemed uncollectible. Because all identified losses were immediately charged off, no portion of the allowance for loan losses was restricted to any individual loan or groups of loans, and the entire allowance was available to absorb any and all loan losses.

The allowance for loan losses was maintained at a level considered adequate to provide for losses that could be reasonably anticipated. Management performed a quarterly evaluation of the adequacy of the allowance. The allowance was based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation was inherently subjective as it required material estimates that may have been susceptible to significant revision as more information became available.

The allowance consisted of specific, general, and unallocated components. The specific component related to loans that were classified as impaired. For loans that were classified as impaired, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying amount of that loan. The general component covered pools of loans by loan class including commercial loans not considered impaired, automobile loans identified in pools by product and underwriting standards, as well as smaller balance homogeneous consumer loans. These pools of loans were evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors. These qualitative risk factors included:

•	Asset quality trends

•The trend in loan growth and portfolio mix

•Regional and local economic conditions

•Historical loan loss experience

•Underlying credit quality

Each factor was assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

The risk characteristics within the loan portfolio varied depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis for commercial loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses was established for an impaired loan if its carrying amount exceeded its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans were measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, including those in construction, estimated fair values were determined primarily through third-party appraisals. When a real estate secured loan became impaired, a decision was made as to whether an updated certified appraisal of the real estate was necessary. This decision was based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property. Appraised values were discounted to arrive at the estimated selling price of the collateral, which was considered to be the estimated fair value. The discounts also included estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory, and equipment, estimated fair values were determined based on the borrower’s financial statements, inventory reports, accounts receivable agings, equipment appraisals, or invoices. Indications of value from these sources were generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans were collectively evaluated for impairment. Accordingly, the Company did not separately identify individual consumer loans for impairment disclosures, unless such loans were the subject of a troubled debt restructuring agreement.

Loans whose terms were modified were classified as troubled debt restructurings if the Company granted such borrowers concessions and it was deemed that those borrowers were experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involved a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Loans classified as troubled restructurings were designated as impaired.

The allowance calculation methodology included further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, were evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for all loans.

j.	Income Recognition on Non-accrual Loans

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

When future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. In 2012, the Bank purchased additional BOLI to offset the cost of the director’s retirement plan and the addition of a supplemental executive retirement plan. The 2012 purchase of $2 million in additional BOLI on senior management includes a split-dollar arrangement on a portion of the insurance benefit. The policies are carried at the cash surrender value and the liability for the split dollar arrangement is recorded in other liabilities. Income from the increase in cash surrender value of the policies is included in noninterest income on the consolidated statements of (loss) income. One of the Bank’s BOLI policies includes a stable value wrapper policy that provides for book value accounting of the policy’s cash value accumulations with the periodic credit rating adjusted to recapture any losses greater than the stable value wrapper coverage. In the event that the market value falls below the stable value wrapper ratio limit of 87% of our total cash surrender value, the Bank’s book value would be written down to reduce the market value loss to 13%. Decreases in book value are recovered over time through higher crediting rate resets.

k.	Intangible Assets and Goodwill

Intangible assets represent acquired assets that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights. The Company’s intangible assets include customer lists and covenants not to compete that were acquired in connection with business acquisitions. Goodwill represented the excess of the cost of an acquisition over the fair value of tangible and identifiable intangible assets acquired in a business combination utilizing purchase accounting. The value of goodwill was tested at least annually for impairment. At December 31, 2023 the value of goodwill recorded was $0 as a result of the sale of Generations Insurance Agency to The Northwoods Corporation in June 2023.

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

December 31, 2023 and December 31, 2022

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

The Bank has a defined contribution plan under section 401(k) of the Internal Revenue Code. This plan covers all Bank employees with at least three months of service. The Bank’s contributions to this plan are discretionary and begin after one year of service. Employee contributions are voluntary. Employees vest immediately in their own contributions, and vest in the Bank’s contributions based on years of service.

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

Real estate and other assets acquired in settlement of loans are carried at the fair value of the property at the date of acquisition less estimated selling costs. The following table represents the detail of such assets at December 31:

	At December 31,
(In thousands)	2023	2022

Foreclosed real estate	$118	$12
	$118	$12

Write-downs from cost to fair value less estimated selling costs, which are required at the time of foreclosure or repossession, are charged to the allowance for credit losses. Subsequent write-downs to fair value, net of estimated selling costs and the net operating expenses of foreclosed and repossessed assets, are charged to other noninterest expenses and were approximately $35,000 and $15,000 for years ended 2023 and 2022, respectively.

At December 31, 2023 there were six one- to four-family residential mortgage loans in the process of foreclosure for a total of $354,000. At December 31, 2022 there were 13 one- to four-family residential mortgage loans, two home equity loans, one nonresidential loan, and one commercial loan in the process of foreclosure for a total of $1.6 million.

n.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. At December 31, 2023 and 2022, the Company had no uncertain tax positions.

p.	Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and unrecognized gains or losses and prior service credits for the defined benefit pension plan are reported as a separate component of the shareholders’ equity section of the consolidated statements of financial condition, such items, along with net (loss) income, are components of comprehensive income.

The amounts of income tax (expense) benefit allocated to each component of other comprehensive income are as follows:

	For Years Ended
	December 31,
(In thousands)	2023	2022

Unrealized (gains) losses on securities available-for-sale:
Unrealized holding (gains) losses arising during the period	$(292)	$1,095
Reclassification adjustment for net gains included in net income	—	—
Net unrealized (gains) losses on securities available-for-sale	(292)	1,095
Defined benefit pension plan:
Net plan (gains) losses arising during the period	(261)	366
Reclassification of amortization of net losses and prior service credit recognized in net pension expense	(34)	—
Net change in defined benefit pension plan asset	(295)	366
	$(587)	$1,461

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Year Ended December 31,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive income before reclassifications	1,102	981	2,083
Amounts reclassified from AOCI to the statements of operations	—	127	127
Net current-period other comprehensive income	1,102	1,108	2,210
Balance, December 31, 2023	$(2,803)	$(1,454)	$(4,257)

Balance, December 31, 2021	$215	$(1,181)	$(966)
Other comprehensive loss before reclassifications	(4,120)	(1,381)	(5,501)
Net current-period other comprehensive loss	(4,120)	(1,381)	(5,501)
Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)

q.	Earnings Per Common Share

Basic earnings (losses) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted-average number of shares is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings per share as the stock options were considered anti-dilutive for the year ended December 31, 2023. The Company had anti-dilutive shares of 62,827 as of the year-ended December 31, 2023. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders. On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the year ended December 31, 2022. The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6%, of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0% of the Company’s outstanding common stock, based on the current trading price of the common stock. At this time the Company does not expect to repurchase any more shares under the third stock repurchase program. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(In thousands, except per share data)	2023	2022
Net (loss) income available to common stockholders	$(1,567)	$1,087
Weighted-average common shares outstanding	2,191	2,310
(Losses) Earnings per common share - basic and diluted	$(0.72)	$0.47

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

r.	Recently Adopted and Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not deemed material. For additional information on the allowance for credit losses, see Notes 5 and 6 to these condensed consolidated financial statements.

The following table illustrates the impact of ASC 326:

	January 1, 2023

	As Reported	Pre-ASC 326	Impact of ASC
	Under ASC 326	Adoption	326 Adoption

Residential mortgage loans:
One- to four-family	$902	$787	$115
Construction	2	2	—

Commercial loans:
Real estate - nonresidential	644	319	325
Multi-family	—	4	(4)
Commercial business	340	248	92

Consumer loans:
Home equity and junior liens	56	65	(9)
Manufactured homes	—	110	(110)
Automobile	241	135	106
Student	17	55	(38)
Recreational vehicle	—	646	(646)
Other consumer	295	126	169

Allowance for credit losses on loans	$2,497	$2,497	$—

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

s.	Reclassifications

Certain reclassifications have been made to the 2022 consolidated financial statements to conform to the 2023 consolidated financial statement presentation.  These reclassifications had no effect on net earnings.

3.Balances at Other Banks

The Bank may be required to maintain cash balances on hand or with the Federal Reserve Bank. At December 31, 2023, and 2022, the Bank did not have a reserve requirement.

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$20	$—	$—	$20
Corporate bonds	17,242	85	(2,280)	15,047
State and political subdivisions	17,588	112	(1,465)	16,235
Total securities available-for-sale	$34,850	$197	$(3,745)	$31,302

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(208)	$442
Residential mortgage-backed - US agency and GSEs	804	1	(21)	784
Total securities held-to-maturity	$1,454	$1	$(229)	$1,226

Equity securities:
Large cap equity mutual fund	$45			$45
Other mutual funds	316			316
Total of equity securities	$361			$361

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At December 31, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$—	$—	$—	$—
Corporate bonds	2,367	(14)	10,642	(2,266)	13,009	(2,280)
State and political subdivisions	1,427	(11)	13,336	(1,454)	14,763	(1,465)
Total securities available-for-sale	$3,794	$(25)	$23,978	$(3,720)	$27,772	$(3,745)

	At December 31, 2022
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$19	$(1)	$19	$(1)
Corporate bonds	7,028	(725)	8,105	(2,171)	15,133	(2,896)
State and political subdivisions	10,330	(1,421)	4,133	(684)	14,463	(2,105)
Total securities available-for-sale	$17,358	$(2,146)	$12,257	$(2,856)	$29,615	$(5,002)
Securities held-to-maturity:
Structured certificates of deposit	$—	$—	$398	$(252)	$398	$(252)
Residential mortgage-backed - US agency and GSEs	691	(26)	206	(9)	897	(35)
Total securities held-to-maturity	$691	$(26)	$604	$(261)	$1,295	$(287)

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The Company conducts a formal review of investment securities on a quarterly basis for the presence of credit-related and non-credit-related losses. Management assesses whether a loss is present when the fair value of a debt security is less than its amortized cost basis at the statement of financial condition date. Unrealized losses on corporate bonds have not been recognized into income because the issuer(s) bonds are of investment quality, management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer(s) continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds(s) approach maturity.

Twelve government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2023. The securities were issued by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”). All of the 12 government-backed securities that have unrealized losses are immaterial, with an average deficiency of $1,800.

There are 110 bond issues held by the Company that have an unrealized loss at December 31, 2023. The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term rates, and as interest rates increase, the bond values decrease.  Within this portfolio are six issued by corporate entities that have an aggregate loss of $1.7 million. These bonds have variable rates and reprice based upon the spread between immediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the yield curve.  In addition, the credit quality of the bond issuers has also been reviewed with no concerns noted. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis. At December 31, 2023 the amortized cost of debt securities held-to-maturity totaled $1.5 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. Residential mortgage-backed securities totaled $804,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit-related losses are deemed present on these securities.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following is a summary of the amortized cost and estimated fair values of debt securities at December 31, 2023 by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of debt securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At December 31, 2023
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,221	$1,215	$—	$—
Due over one year through five years	3,545	3,386	—	—
Due over five through ten years	5,685	4,673	—	—
Due after ten years	24,379	22,008	—	—
	34,830	31,282	—	—
Structured certificates of deposit	—	—	650	442
Residential mortgage-backed securities	20	20	804	784
Total	$34,850	$31,302	$1,454	$1,226

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the years ended December 31, 2023 and 2022. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $12.0 million and $10.0 million were pledged to collateralize certain deposit arrangements at December 31, 2023 and 2022, respectively.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

5.Loans Receivable

Major classifications of loans are as follows:

At December 31,
(In thousands)	2023

Residential mortgages:
One- to four-family	$168,387
168,387
Commercial loans:
Real estate - nonresidential	14,437
Multi-family	832
Commercial business	18,821
34,090
Consumer:
Home equity and junior liens	13,632
Manufactured homes	48,681
Automobile	22,424
Student	1,569
Recreational vehicle	22,915
Other consumer	9,555
118,776
Total Loans	321,253
Net deferred loan costs	15,351
Fair value credit and yield adjustment	(149)
Less allowance for loan losses	(2,973)
Loans receivable, net	$333,482

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

At December 31,
(In thousands)	2022

Originated Loans:
Residential mortgages:
One- to four-family	$129,448
Construction	387
129,835
Commercial loans:
Real estate - nonresidential	15,262
Multi-family	854
Commercial business	11,594
27,710
Consumer:
Home equity and junior liens	11,027
Manufactured homes	50,989
Automobile	24,339
Student	1,803
Recreational vehicle	26,909
Other consumer	7,125
122,192
Total originated loans	279,737
Net deferred loan costs	16,274
Less allowance for loan losses	(2,497)
Net originated loans	$293,514

At December 31,
(In thousands)	2022

Acquired Loans:
Residential mortgages:
One- to four-family	$8,553
8,553
Commercial loans:
Real estate - nonresidential	1,419
Commercial business	83
1,502
Consumer:
Home equity and junior liens	535
Other consumer	47
582
Total acquired loans	10,637
Net deferred loan costs	(53)
Fair value credit and yield adjustment	(218)
Net acquired loans	$10,366

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

At December 31,
(In thousands)	2022

Total Loans:
Residential mortgages:
One- to four-family	$138,001
Construction	387
138,388
Commercial loans:
Real estate - nonresidential	16,681
Multi-family	854
Commercial business	11,677
29,212
Consumer:
Home equity and junior liens	11,562
Manufactured homes	50,989
Automobile	24,339
Student	1,803
Recreational vehicle	26,909
Other consumer	7,172
122,774
Total Loans	290,374
Net deferred loan costs	16,221
Fair value credit and yield adjustment	(218)
Less allowance for loan losses	(2,497)
Loans receivable, net	$303,880

The Company primarily grants residential mortgage, commercial, and consumer loans to customers throughout the Finger Lakes region of New York State, which includes parts of Cayuga, Seneca, and Ontario counties as well as Orleans County. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions. To further diversify the loan portfolio, the Company also purchases loans that have been originated outside of the region. High quality automobile loans, originated in the Northeastern United States, are purchased regularly from a Connecticut based company. In 2019, the Company also began to purchase modular home loans originated throughout the United States from a company who then services the loans. In 2020, the Company began to purchase automobile and recreational vehicle loans originated in New York State. In 2023, the Company did not purchase any recreational vehicle loans and does not expect to engage in purchases of these types of loans in the future.

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

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate. The risk ratings are evaluated at least annually for commercial loans unless credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage, or consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans classified as loss are considered uncollectible and are charged to the allowance for credit loss. Loans not classified are rated as pass. See further discussion of risk ratings in Note 2.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following table presents the classes of the loan portfolio summarized by the pass rating and the classified ratings of special mention, substandard, and doubtful within the Company’s internal risk rating system:

	At December 31, 2023
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgages:
One- to four-family	$164,940	$1,169	$2,278	$—	$168,387
	164,940	1,169	2,278	—	168,387
Commercial loans:
Real estate - nonresidential	12,505	1,633	299	—	14,437
Multi-family	832	—	—	—	832
Commercial business	16,016	615	2,190	—	18,821
	29,353	2,248	2,489	—	34,090
Consumer:
Home equity and junior liens	13,486	61	85	—	13,632
Manufactured homes	48,286	72	323	—	48,681
Automobile	22,216	88	120	—	22,424
Student	1,543	—	26	—	1,569
Recreational vehicle	21,974	650	291	—	22,915
Other consumer	9,428	56	71	—	9,555
	116,933	927	916	—	118,776
Total loans	$311,226	$4,344	$5,683	$—	$321,253

	At December 31, 2022
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Originated Loans:
Residential mortgages:
One- to four-family	$125,949	$1,066	$2,433	$—	$129,448
Construction	387	—	—	—	387
	126,336	1,066	2,433	—	129,835
Commercial loans:
Real estate - nonresidential	12,870	1,691	701	—	15,262
Multi-family	854	—	—	—	854
Commercial business	8,349	2,529	716	—	11,594
	22,073	4,220	1,417	—	27,710
Consumer:
Home equity and junior liens	10,891	14	122	—	11,027
Manufactured homes	50,297	324	368	—	50,989
Automobile	24,188	130	21	—	24,339
Student	1,735	—	68	—	1,803
Recreational vehicle	26,445	329	135	—	26,909
Other consumer	7,004	121	—	—	7,125
	120,560	918	714	—	122,192
Total originated loans	$268,969	$6,204	$4,564	$—	$279,737

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income.  Interest received on

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

non-accrual loans, including collateral-dependent loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

An age analysis of past due loans, segregated by class of loans are as follows:

	At December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Residential mortgage loans:
One- to four-family	$5,397	$1,491	$2,277	$9,165	$159,222	$168,387
	5,397	1,491	2,277	9,165	159,222	168,387
Commercial loans:
Real estate - nonresidential	—	—	29	29	14,408	14,437
Multi-family	384	—	—	384	448	832
Commercial business	388	73	41	502	18,319	18,821
	772	73	70	915	33,175	34,090
Consumer loans:
Home equity and junior liens	336	77	85	498	13,134	13,632
Manufactured homes	609	72	323	1,004	47,677	48,681
Automobile	246	88	120	454	21,970	22,424
Student	4	—	25	29	1,540	1,569
Recreational vehicle	913	650	291	1,854	21,061	22,915
Other consumer	154	56	71	281	9,274	9,555
	2,262	943	915	4,120	114,656	118,776
Total loans	$8,431	$2,507	$3,262	$14,200	$307,053	$321,253

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

	At December 31, 2022
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Total Loans:
Residential mortgage loans:
One- to four-family	$3,235	$1,261	$2,605	$7,101	$130,900	$138,001
Construction	—	—	—	—	387	387
	3,235	1,261	2,605	7,101	131,287	138,388
Commercial loans:
Real estate - nonresidential	254	—	416	670	16,011	16,681
Multi-family	—	—	—	—	854	854
Commercial business	129	—	158	287	11,390	11,677
	383	—	574	957	28,255	29,212
Consumer loans:
Home equity and junior liens	193	85	172	450	11,112	11,562
Manufactured homes	696	324	368	1,388	49,601	50,989
Automobile	402	130	21	553	23,786	24,339
Student	—	—	68	68	1,735	1,803
Recreational vehicle	1,005	329	135	1,469	25,440	26,909
Other consumer	103	122	—	225	6,947	7,172
	2,399	990	764	4,153	118,621	122,774
Total loans	$6,017	$2,251	$3,943	$12,211	$278,163	$290,374

Non-accrual loans, segregated by class of loan, were as follows:

	At December 31,	At December 31,
(In thousands)	2023	2022

Residential mortgage loans:
One- to four-family	$2,277	$2,605
	2,277	2,605
Commercial loans:
Real estate - nonresidential	29	416
Commercial business	397	587
	426	1,003
Consumer loans:
Home equity and junior liens	85	172
Manufactured homes	323	368
Automobile	120	21
Student	25	68
Recreational vehicle	291	135
Other consumer	71	—
	915	764
Total non-accrual loans	$3,618	$4,372

There were no loans past due more than ninety days and still accruing interest at December 31, 2023 and 2022.

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

December 31, 2023 and December 31, 2022

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

At December 31, 2022, the Company had seven TDR loans, with an outstanding balance of $2.5 million, in the portfolio that had been modified by making concessions to maturity dates and, in some cases, lowering the interest rate from the original contract. At January 1, 2023, as part of the adoption of the CECL standard, two of these loans totaling $270,000 were returned to the general pool to be collectively reviewed as a result of making regularly scheduled payments as agreed. The remaining five loans totaling $2.2 million will continue to be individually reviewed although regularly scheduled payments have been made as agreed. There were no loans modified to borrowers experiencing financial difficulties during the year ended December 31, 2023.

Impaired Loans

Prior to January 1, 2023, a loan was considered impaired when based on current information and events it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized costs. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following table presents an analysis of collateral-dependent loans for the Company as of December 31, 2023:

	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,977	$—	$—	$—	$—	$1,977
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	414	—	—	—	414
Home equity and junior liens	85	—	—	—	—	85
Total loans	$2,091	$414	$—	$—	$—	$2,505

The following table summarizes collateral-dependent loan information by portfolio class:

	Year Ended December 31, 2023
	Average	Interest
	recorded	income
(In thousands)	investment	recognized

One- to four-family residential mortgages	$2,034	$70
Commercial real estate - nonresidential	30	—
Commercial business	536	18
Home equity and junior liens	87	3
	$2,687	$91

The following table summarizes impaired loan information by portfolio class:

	At December 31, 2022
		Unpaid
	Recorded	principal	Related
(In thousands)	investment	balance	allowance
With no related allowance recorded:
One- to four-family residential mortgages	$2,560	$2,641	$—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—

Total:
One- to four-family residential mortgages	2,560	2,641	—
Commercial real estate - nonresidential	701	801	—
Commercial business	717	729	—
Home equity and junior liens	181	191	—
	$4,159	$4,362	$—

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following table presents the amortized cost information of loans on non-accrual status:

			Interest income	Non-accrual loans
			recognized on	with no allowance
	Amortized cost of loans on		non-accrual loans	for credit losses
	non-accrual status		as of	as of
(In thousands)	January 1, 2023	December 31, 2023	December 31, 2023	December 31, 2023

Residential mortgage loans:
One- to four-family	$2,605	$2,328	$70	$2,277

Commercial loans:
Real estate - nonresidential	416	29	—	29
Commercial business	587	397	1	356

Consumer loans:
Home equity and junior liens	172	84	3	85
Manufactured homes	368	323	—	323
Automobile	21	116	6	120
Student	68	26	—	26
Recreational vehicle	135	215	12	291
Other consumer	—	58	6	71
	$4,372	$3,576	$98	$3,578

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following tables present the loans to customers as of December 31, 2023 based on year of origination within each credit quality indicator:

	At December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage loans:
4 Internal grade	$39,312	$41,364	$10,185	$11,309	$11,008	$51,762	$164,940
5 Internal grade	—	—	27	—	—	1,142	1,169
6 Internal grade	—	132	—	41	763	1,342	2,278
	$39,312	$41,496	$10,212	$11,350	$11,771	$54,246	$168,387
Current period gross write-offs	$—	$—	$—	$—	$—	$(169)	$(169)
Current period recoveries	—	—	—	—	—	4	4
Current period net write-offs	$—	$—	$—	$—	$—	$(165)	$(165)

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$360	$360
3 Internal grade	1,615	155	594	242	459	4,212	7,277
4 Internal grade	6,496	3,461	657	193	409	10,500	21,716
5 Internal grade	—	—	—	—	2,028	220	2,248
6 Internal grade	—	—	—	—	41	2,448	2,489
	$8,111	$3,616	$1,251	$435	$2,937	$17,740	$34,090
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	53	53
Current period net write-offs	$—	$—	$—	$—	$—	$53	$53

Consumer loans:
4 Internal grade	$16,103	$24,083	$25,866	$31,711	$8,668	$10,502	$116,933
5 Internal grade	—	104	474	227	17	105	927
6 Internal grade	—	83	406	295	54	78	916
	$16,103	$24,270	$26,746	$32,233	$8,739	$10,685	$118,776
Current period gross write-offs	$—	$(40)	$(279)	$(1)	$(2)	$(68)	$(390)
Current period recoveries	—	—	15	—	3	33	51
Current period net write-offs	$—	$(40)	$(264)	$(1)	$1	$(35)	$(339)

6.	Servicing

At December 31, 2023 and 2022 one- to four-family residential mortgage loans serviced for others amounted to approximately $8.0 million and $9.9 million, respectively. These loans are not included in the accompanying consolidated statements of financial condition. A portion of the serviced loan portfolio, with outstanding balances totaling $7.1 million and $8.3 million at December 31, 2023 and 2022, was sold with limited recourse provisions. See Note 18 for further information.

The balance of capitalized servicing rights included in other assets at December 31, 2023 and 2022 was $6,000 and $14,000, respectively. Annual amortization of servicing rights is immaterial.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

7.Allowance for Loan Loss

The following tables summarize the activity related to the allowance for credit losses for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Writeoffs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$115	$445	$(167)	$4	$1,184
Construction	2	—	(2)	—	—	—

Commercial loans:
Real estate - nonresidential	319	325	(149)	—	—	495
Multi-family	4	(4)	—	—	—	—
Commercial business	248	92	(187)	—	53	206

Consumer loans:
Home equity and junior liens	65	(9)	78	(32)	—	102
Manufactured homes	110	(110)	—	—	—	—
Automobile	135	106	98	(142)	45	242
Student	55	(38)	26	(36)	5	12
Recreational vehicle	646	(646)	542	(173)	—	369
Other consumer	126	169	76	(9)	1	363
	$2,497	$—	$927	$(559)	$108	$2,973

At December 31, 2023 there was a $6,000 liability recorded for unfunded loan commitments.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

9.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	At December 31,
(In thousands)	2023	2022
Premises:
Land	$3,827	$3,867
Buildings and improvements	17,763	18,265
Equipment	7,332	7,493
Construction in progress	205	39
	29,127	29,664
Less: Accumulated depreciation	14,932	14,801
	$14,195	$14,863

10.	Intangible Assets and Goodwill

Intangible assets and goodwill are summarized as follows:

	At December 31, 2023
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$—	$—	$—
Core deposit intangible	964	(310)	654
Goodwill	—	—	—
	$964	$(310)	$654

	At December 31, 2022
	Gross
	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Value
Amortized intangible assets:
Non-compete agreements	$5	$(4)	$1
Core deposit intangible	964	(247)	717
Goodwill	792	—	792
	$1,761	$(251)	$1,510

On December 28, 2016, the Company purchased the John G. Sweeney Agency, Inc. The acquisition of this insurance agency included both the purchase of all issued and outstanding common stock of the corporation and a non-compete agreement. Upon the acquisition of the agency, the corporation was dissolved and the value remitted for the purchase of said common shares was recorded as goodwill of $465,000, having no tangible assets associated with the transaction. In consideration for a non-compete covenant covering seven (7) years, the seller was paid $5,000, which was recorded as an intangible asset and is amortized over the seven-year period starting January 1, 2017. The goodwill was extinguished as a result of the sale of Generations Agency’s book of business to The Northwoods Corporation on June 1, 2023.

On September 29, 2018, the Company merged Medina Savings and Loan Association (“MSL”) into Generations Bank. The transaction was structured as a merger with a mutual entity. The consideration paid represents the appraised value of MSL. 171,440 shares of Company stock were issued to the Mutual Holding Company based on the market price per share of the Company as of the date of the merger. The assets and liabilities of MSL were marked to fair value as of the date of the merger. The fair value of the Core Deposit Intangible (“CDI”), was determined using such factors as deposit mix, interest costs, fee income generated, and servicing costs. It is the economic benefit that a holder of deposits could expect to realize from the deposit base versus using an alternative source of funds. The

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

CDI valuation employed a discounted cash flow analysis to determine the fair value of the acquired core deposits to fund operations, versus using comparable term (i.e. term to maturity) wholesale borrowings. As of the valuation date, the intangible value of MSL’s core deposits was, in aggregate, $964,000 on a pre-tax basis, equal to 2.50% of the acquired core deposits. The fair value calculations include the present value of tax benefits assuming the intangible asset is amortized on a straight-line basis over 15 years with an effective tax rate of 21%.

Amortization expense for the core intangible asset for the year ended December 31, 2023 was $64,000, as well as the estimated aggregate amortization expense for each of the five succeeding years is summarized as follows:

Amortization
For Years Ended December 31,	Expense
(In thousands)
2024	$64
2025	64
2026	64
2027	64
2028	64
$320

Goodwill previously recorded was being amortized for federal and state income tax purposes.

There were no impairment losses on intangible assets for the years ended December 31, 2023 and 2022. There were no impairment losses on goodwill for the year ended December 31, 2022.

11.Deposits

Deposits, by deposit type, are summarized as follows:

	At December 31,
(In thousands)	2023	2022
Checking accounts, non-interest bearing	$51,528	$54,609
Checking accounts, interest-bearing	35,110	38,137
Money market accounts	19,164	26,456
Savings accounts	80,520	92,643
Time deposits	171,284	105,833
	$357,606	$317,678

We participate in reciprocal deposit services for our customers through the CDARS and Insured Cash Sweep networks. Included in time deposits in the above table are $59.9 million and $33.0 million in these reciprocal deposits as of December 31, 2023 and 2022, respectively.  All brokered time deposits had balances less than $250,000.  Early withdrawal of these deposits is not permitted.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Scheduled maturities of time deposits, including those that were obtained through the third party broker, are summarized as follows:

(In thousands)	At December 31, 2023

2024	$156,348
2025	8,744
2026	1,204
2027	3,242
2028	1,646
Thereafter	100
$171,284

T

The aggregate amount of time deposits with balances equal to or greater than $250,000 was $37.3 million and $29.1 million at December 31, 2023 and 2022, respectively.

12.Borrowings

The composition of borrowings is as follows:

	At December 31,
(In thousands)	2023	2022
Short-term:
FHLB Advances	$—	$16,200
Long-term:
FHLB fixed-rate term advances	$15,281	$2,281
FHLB fixed-rate amortizing advances	8,296	8,053
Total long-term borrowings	$23,577	$10,334

The principal balances and interest rates of the above fixed-rate borrowings are as follows:

	At December 31, 2023
(In thousands)	Principal	Rates
Long-term:
FHLB fixed-rate term advances	$15,281	0.00%-4.88%
FHLB fixed-rate amortizing advances	8,296	0.96%-4.86%
Total long-term borrowings	$23,577

	At December 31, 2022
(In thousands)	Principal	Rates
Short-term:
FHLB advances	$16,200	3.96%-4.75%
Long-term:
FHLB fixed-rate term advances	$2,281	0.00%-2.48%
FHLB fixed-rate amortizing advances	8,053	0.96%-3.03%
Total long-term borrowings	$10,334

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The maturities of long-term borrowings are as follows:

	At December 31,
(In thousands)	2023	2022
Long-term:
Due within 1 year	$3,577	$2,844
Due within 2 years	1,526	3,935
Due within 3 years	6,333	1,145
Due within 4 years	6,175	1,818
Due within 5 years	5,801	462
Thereafter	165	130
Total long-term borrowings	$23,577	$10,334

The Bank had $68.8 million borrowing availability with the FHLB at December 31, 2023. The Bank’s aggregate unused FHLB borrowing capacity was approximately $37.6 million at December 31, 2023.

FHLB borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally FHLB stock and residential mortgage loans) not otherwise pledged, with a fair value (as defined) at least equal to 120% of outstanding advances, or $28.3 million and $31.8 million at December 31, 2023 and 2022. Residential mortgage loans with a carrying value of $106.6 million and $91.6 million at December 31, 2023 and 2022 and FHLB stock with a carrying value of $1.6 million and $1.7 million at December 31, 2023 and 2022 have been pledged by the Company under the blanket collateral agreement to secure the Company’s borrowings. Additional borrowings are available to the Bank upon delivery of investment securities and/or loans secured by non-residential property.

The Bank has a $10.0 million unsecured line of credit with a correspondent bank. The Bank also has two additional unsecured fed funds lines of credit totaling $10.5 million. At December 31, 2023 and 2022 there were no outstanding advances on these lines.

13.Income Taxes

The Company’s income tax expense (benefit) included in the consolidated statements of income is as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Current tax expense:
Federal	$—	$(15)
State	19	31
Total current tax expense	19	16
Deferred tax (benefit) expense:
Federal	(444)	200
Total deferred tax (benefit) expense	(444)	200
(Benefit) Expense for income taxes	$(425)	$216

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The Company files consolidated Federal income and New York State franchise tax returns on a calendar year basis. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are recorded in either other assets or other liabilities on the consolidated statements of financial condition and are as follows as of December 31:

	At December 31,
(In thousands)	2023	2022
Assets:
Deferred compensation	$142	$213
Accrued compensation	69	—
Allowance for loan losses	656	570
Net operating loss carryforward	1,369	720
Investment securities, unrealized losses	698	1,000
Nonaccrual interest	49	62
Equity incentive plan	16	17
Other	95	101
	3,094	2,683
Liabilities:
Pension	(2,736)	(2,246)
Intangible assets	(118)	(198)
Mortgage servicing rights	—	(3)
Depreciation	(65)	(89)
Other	(1)	(3)
	(2,920)	(2,539)
Net deferred tax asset	174	144
Deferred tax asset valuation allowance	(174)	—
	$—	$144

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the whether the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

During the fourth quarter of 2023, the Company made the determination to establish a full valuation allowance for its deferred tax assets. Current and future impacts of business and economic factors considered in this determination include, but are not limited to: increased interest rates and competition, slowed loan growth, reduced money supply, management turnover, and more assertive regulators. Based on the Company’s recent history of taxability, uncertain profitability in future years, and assessment of the factors discussed above, it is more likely than not that the Company will not realize it’s net deferred tax assets, and accordingly a full valuation allowance was recorded against these assets in 2023, compared to the 2022 valuation allowance covering only the capital loss carryforward. The total valuation allowance recorded against these deferred tax assets was recorded as income tax expense in the consolidated statement of operations.

At December 31, 2023, Generations Bancorp had pre-2018 net operating loss carryforwards of approximately $860,000 which expire in years 2033-2037. Additionally, Generations Bancorp has loss carryforwards of $5.7 million with no expiration period. At December 31, 2023, Generations Bancorp had a full valuation allowance against their net operating loss carryforwards.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Our federal and state tax returns are statutorily subject to potential audit for the years 2020 through 2023. No income tax returns are under audit as of December 31, 2023.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022

Federal statutory income tax rate	21.0%	21.0%
State tax, net of federal benefit	(0.8)%	4.0%
Bank owned life insurance and other permanent differences	5.9%	1.0%
Tax exempt income	3.6%	(6.3)%
Deferred tax asset valuation allowance	(8.7)%	—%
Other	0.3%	(3.1)%
Effective income tax rate	21.3%	16.6%

As a thrift institution, the Bank is subject to special provisions in the tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions are determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses, and include a defined base-year amount. Deferred tax liabilities are recognized with respect to reserves in excess of the base-year amount, as well as any portion of the base-year amount that is expected to become taxable (or “recaptured”) in the foreseeable future. The Bank’s base-year tax bad debt reserves totaled $332,000 for Federal tax purposes at December 31, 2023 and 2022

14.Employee Benefit Plans

401(k) Plan

The Company provides for a savings and retirement plan for employees, which qualifies under section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from one percent to fifteen percent of their compensation, subject to certain limitations. In addition, the Company will make a matching contribution, equal to 25% of the employee’s contribution. Matching contributions vest to the employee ratably over a five-year period. For the years ended December 31, 2023 and 2022, expense attributable to contributions made by the Company amounted to $64,000 and $57,000, respectively.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following tables set forth the changes in the Plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of:

Generations Bank Plan:	At December 31,
(In thousands)	2023	2022

Change in benefit obligations:
Benefit obligations at beginning of year	$8,003	$12,110
Service Cost	239	431
Interest cost	471	409
Actuarial loss (gain)	78	(3,996)
Benefit paid	(281)	(951)
Benefit obligations at end of year	8,510	8,003
Change in plan assets:
Fair value of plan assets at beginning of year	16,167	20,281
Actual gain (loss) return on plan assets	2,306	(3,492)
Benefits paid	(281)	(951)
Employer contributions	361	329
Fair value of plan assets at end of year	18,553	16,167

Funded Status	$10,043	$8,164

Medina Savings and Loan Plan:	At December 31,
(In thousands)	2023	2022
Change in benefit obligations:
Benefit obligations at beginning of year	$2,326	$3,301
Service cost	12	33
Interest cost	134	110
Actuarial (gain) loss	88	(792)
Benefits paid	(182)	(326)
Benefit obligations at end of year	2,378	2,326
Change in plan assets:
Fair value of plan assets at beginning of year	4,859	6,237
Actual (loss) return on plan assets	685	(1,052)
Benefits paid	(182)	(326)
Fair value of plan assets at end of year	5,362	4,859

Funded Status	$2,984	$2,533

Amounts recognized in accumulated other comprehensive loss are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2023	2022
Unrecognized net loss	$1,789	$2,952
Tax Effect	375	620
	$1,414	$2,332

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2023	2022
Unrecognized net loss	$51	$292
Tax Effect	11	61
	$40	$231

The accumulated benefit obligation for the Generations Bank defined benefit pension plan was $7,811,000 and $7,187,000 at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for the Medina Savings and Loan defined benefit pension plan was $2,328,000 and $2,298,000 at December 31, 2023 and 2022.

The assumptions used to determine the benefit obligations are as follows:

	At December 31,
Generations Bank Plan:	2023	2022
Weighted average discount rate	5.77%	6.02%
Rate of increase in future compensation levels	4.00%	4.00%

	At December 31,
Medina Savings and Loan Plan:	2023	2022
Weighted average discount rate	5.79%	6.01%
Rate of increase in future compensation levels	4.00%	4.00%

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

The components of net periodic pension expense and amounts recognized in other comprehensive income are as follows:

Generations Bank Plan:	Year Ended December 31,
(In thousands)	2023	2022
Net periodic expenses recognized in income:
Service cost	$239	$431
Interest cost	471	409
Expected return on plan assets	(1,225)	(1,533)
Amortization of net losses	161	—
Net periodic pension benefit	(354)	(693)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	(1,163)	1,028
Total recognized in other comprehensive (income) loss	(1,163)	1,028
Total recognized in net periodic pension benefit and other comprehensive (income) loss	$(1,517)	$335

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Medina Savings and Loan Plan:	Year Ended December 31,
(In thousands)	2023	2022
Net periodic expenses recognized in income:
Service cost	$12	$33
Interest cost	134	110
Expected return on plan assets	(357)	(460)
Net periodic pension benefit	(211)	(317)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	(240)	720
Total recognized in other comprehensive (income) loss	(240)	720
Total recognized in net periodic pension benefit and other comprehensive (income) loss	$(451)	$403

The estimated amount that will be amortized from accumulated other comprehensive loss on the Generations Bank plan into net periodic expense for the year ending December 31, 2024 is $0. The estimated amount that will be amortized from accumulated other comprehensive income on the Medina Savings and Loan plan into net periodic expense for the year ending December 31, 2024 is $0.

The following weighted-average assumptions were used to determine net periodic pension expense:

Generations Bank Plan:	At December 31,
	2023	2022
Weighted average discount rate	6.02%	3.42%
Long-term rate of return on plan assets	7.50%	7.50%
Rate of increase in future compensation levels	4.00%	4.00%

Medina Savings and Loan Plan:	At December 31,
	2023	2022
Weighted average discount rate	6.01%	3.44%
Long-term rate of return on plan assets	7.50%	7.50%
Rate of increase in future compensation levels	4.00%	4.00%

The Bank expects to contribute $0 to the Generations Bank plan and $0 to the Medina Savings and Loan plan in 2024.

The following tables show the expected benefit payments to be paid to participants for the years ended December 31:

Generations Bank Plan:
(In thousands)	Amount

2024	$311
2025	333
2026	347
2027	347
2028	381
2029-2033	2,881

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Medina Savings and Loan Plan:
(In thousands)	Amount

2024	$182
2025	180
2026	178
2027	175
2028	183
2029-2033	873

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

Generations Bank Plan:	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$1,489	$—	$1,489
(2) Large Cap S&P 500 Index Separate Account -Z	—	2,967	—	2,967
(3) Blue Chip Separate Account-Z	—	1,555	—	1,555
(4) Mid-Cap Value Separate Account -Z	—	931	—	931
(5) Mid-Cap S&P 400 Index Separate Account Z	—	1,322	—	1,322
(6) Mid-Cap Growth Separate Account-Z	—	909	—	909
(7) Small-Cap Separate Account-Z	—	1,171	—	1,171
(8) Small-Cap S&P 600 Index Separate Account Z	—	1,129	—	1,129
(9) Global Emerging Markets Separate Acct-Z	—	724	—	724
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	21	—	21
(11) LDI Short Duration Separate Account-Z	—	878	—	878
(12) Core Fixed Income Separate Account-Z	—	1,811	—	1,811
(13) Core Plus Bond Separate Account-Z	—	3,646	—	3,646
Total	$—	$18,553	$—	$18,553

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Generations Bank Plan:	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$1,369	$—	$1,369
(2) Large Cap S&P 500 Index Separate Account -Z	—	2,631	—	2,631
(3) Blue Chip Separate Account-Z	—	1,308	—	1,308
(4) Mid-Cap Value Separate Account -Z	—	843	—	843
(5) Mid-Cap S&P 400 Index Separate Account Z	—	1,159	—	1,159
(6) Mid-Cap Growth Separate Account-Z	—	777	—	777
(7) Small-Cap Separate Account-Z	—	977	—	977
(8) Small-Cap S&P 600 Index Separate Account Z	—	947	—	947
(9) Global Emerging Markets Separate Acct-Z	—	672	—	672
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	20	—	20
(11) LDI Short Duration Separate Account-Z	—	778	—	778
(12) Core Fixed Income Separate Account-Z	—	1,560	—	1,560
(13) Core Plus Bond Separate Account-Z	—	3,126	—	3,126
Total	$—	$16,167	$—	$16,167

Medina Savings and Loan Plan:	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$430	$—	$430
(2) Large Cap S&P 500 Index Separate Account -Z	—	856	—	856
(3) Blue Chip Separate Account-Z	—	448	—	448
(4) Mid-Cap Value Separate Account -Z	—	269	—	269
(5) Mid-Cap S&P 400 Index Separate Account Z	—	381	—	381
(6) Mid-Cap Growth Separate Account-Z	—	262	—	262
(7) Small-Cap Separate Account-Z	—	338	—	338
(8) Small-Cap S&P 600 Index Separate Account Z	—	326	—	326
(9) Global Emerging Markets Separate Acct-Z	—	209	—	209
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	16	—	16
(11) LDI Short Duration Separate Account-Z	—	253	—	253
(12) Core Fixed Income Separate Account-Z	—	522	—	522
(13) Core Plus Bond Separate Account-Z	—	1,052	—	1,052
Total	$—	$5,362	$—	$5,362

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Medina Savings and Loan Plan:	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Equities and Commodities:
(1) Equity Income Separate Account -Z	$—	$411	$—	$411
(2) Large Cap S&P 500 Index Separate Account -Z	—	789	—	789
(3) Blue Chip Separate Account-Z	—	392	—	392
(4) Mid-Cap Value Separate Account -Z	—	253	—	253
(5) Mid-Cap S&P 400 Index Separate Account Z	—	348	—	348
(6) Mid-Cap Growth Separate Account-Z	—	233	—	233
(7) Small-Cap Separate Account-Z	—	293	—	293
(8) Small-Cap S&P 600 Index Separate Account Z	—	284	—	284
(9) Global Emerging Markets Separate Acct-Z	—	202	—	202
Fixed Income:
(10) Liquid Assets Separate Account-Z	—	15	—	15
(11) LDI Short Duration Separate Account-Z	—	233	—	233
(12) Core Fixed Income Separate Account-Z	—	468	—	468
(13) Core Plus Bond Separate Account-Z	—	938	—	938
Total	$—	$4,859	$—	$4,859

(1)

Equity Income Separate Account-Z: The investment seeks to provide current income and long-term growth of income and capital. Under normal circumstances, the fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in dividend-paying equity securities at the time of purchase. It usually invests in equity securities of companies with large and medium market capitalizations. The fund invests in value equity securities, an investment strategy that emphasizes buying equity securities that appear to be undervalued.

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

December 31, 2023 and December 31, 2022

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

On January 12, 2021, the ESOP acquired 109,450 shares of the Company’s common stock with funds provided by a loan from the Company. These new shares were combined with the remaining 3,104 unreleased shares acquired by the ESOP on July 10, 2006 for a total of 112,554 unreleased shares. The ESOP loan is repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in annual installments through 2045 and bears interest at a fixed rate of 3.25%. Shares are released to participants proportionately as the loan is repaid and totaled 4,502 shares for the year ended December 31, 2023. Released shares from the ESOP totaled 103,538 shares with 90,032 attributable to the 2006 ESOP and 13,506 shares attributable to the 2021 ESOP. Unreleased shares totaled 99,048 for the year ended December 31, 2023. ESOP expense was $43,000 for the year ended December 31, 2023. At December 31, 2023, there were 99,048 shares unearned having an aggregate fair value of approximately $1.0 million based on a fair value per share of $10.14. The Company is obligated at the option of each participant to repurchase shares of the ESOP upon the participant’s termination of employment or after retirement. The maximum repurchase obligation based on 103,538 shares released and fair value of $10.14 per share is $1.0 million at December 31, 2023. The maximum repurchase obligation based on 99,036 shares released and fair value of $10.80 per share was $1.1 million as of December 31, 2022.

Directors’ Retirement Plan

In 2012, the Company adopted a Directors Retirement Plan for the benefit of its non-employee members of the Board of Directors.  The program is a nonqualified deferred compensation arrangement designed to comply with Internal Revenue Code Section 409A.  The Bank makes a supplemental contribution to the plan on an annual basis. The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The fair value of the securities held in the rabbi trust was $316,000 and $270,000 at December 31, 2023 and 2022, respectively, and is included in equity investment securities.  A liability of the same amount is included in other liabilities.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as unrealized gains or losses on equity securities and a corresponding increase or decrease in directors’ fees.  In 2021, the Company expanded the Directors’ Retirement Plan to allow participants to invest in the Company’s stock. The fair value of the stock held in the rabbi trust was $343,000 and $390,000 at December 31, 2023 and 2022, respectively, and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust was $338,000 and $363,000 at December 31, 2023 and 2022, respectively, and is reflected as a component of equity.  Changes in the fair value of the underlying securities held in the rabbi trust are recorded as directors’ fees with a corresponding increase or decrease in the liability. The unrealized gain recorded for the Directors’ Retirement Plan for the year ended December 31, 2023 was $9,000.  The unrealized loss recorded for the Directors’ Retirement Plan for the year ended December 31, 2022 was $77,000. Expense attributable to contributions made by the Company amounted to $21,000 and $23,000 for the years ended December 31, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan was established in 2012, for the benefit of a select group of management or highly compensated employees.  This plan is structured as an unfunded arrangement that complies with IRC Section 409A, and allows for annual supplemental contributions to the plan by the Bank.  The contributions are deposited into a rabbi trust and are thereby isolated from the Company’s working capital.  The grantor trust holds and distributes the funds according to the plan and trust documents.  The funds held at the rabbi trust are used to purchase the Company’s common stock.  The fair value of the stock held in the rabbi trust was $19,000 and $354,000 at December 31, 2023 and 2022, respectively, and is reflected on the statement of condition as a liability.  The cost of securities purchased and held in the rabbi trust was $19,000 and $335,000 at December 31, 2023 and 2022, respectively, and is reflected as a component of equity.  As a result of the death of our former President and Chief Executive Officer, Menzo D. Case, the liability was reduced by $292,000 and equity was reduced by $348,000 due to the liquidation of his account. Changes in the fair value of the underlying securities held in the rabbi trust are recorded as compensation expense with a corresponding increase or decrease in the liability.  The unrealized loss recorded for the year ended December 31, 2023 was $75,000. The unrealized loss recorded for the year ended December 31, 2022 was $36,000. The expense attributable to contributions made by the Company was $31,000 for the years ended December 31, 2023 and 2022.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

15.Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at year end	132,977	$11.61

Exercisable at year end	56,147	$11.61

	Year Ended December 31, 2022
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	—	$—
Grants	132,977	11.61
Exercised	—	—
Outstanding at year end	132,977	$11.61

Exercisable at year end	—	$—

The grants to senior management and directors vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $177,000 and $54,000 for the years ending December 31, 2023 and 2022, respectively, with respect to the options.

An aggregate of 53,191 shares of restricted stock were granted to directors and senior management during the year ending December 31, 2022.  These shares of restricted stock vest in the same manner as the stock options described above.  The Company recorded compensation expense in the amount of $240,000 and $74,000 for the years ending December 31, 2023 and 2022, respectively, with respect to the shares of restricted stock.

Pursuant to the restricted stock and stock option agreements, vesting will automatically accelerate in the event of death, disability, retirement, or involuntary termination of service at or following a change in control. As a result of the death of our former President and Chief Executive Officer, Menzo D. Case, the Company recorded additional compensation expense of $91,000 related to the accelerated vesting of his unvested stock options and $123,000 related to the accelerated vesting of his unvested restricted stock.

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

December 31, 2023 and December 31, 2022

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total core and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total adjusted assets (as defined).

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023 and December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Common Equity Tier 1 Capital	$39,288	12.83%	$13,781	4.50%	$19,907	6.50%
Total Capital (to Risk-Weighted Assets)	$42,267	13.80%	$24,500	8.00%	$30,626	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$39,288	12.83%	$18,375	6.00%	$24,500	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$39,288	9.37%	$16,775	4.00%	$20,969	5.00%
As of December 31, 2022:
Common Equity Tier 1 Capital	$41,127	13.87%	$13,347	4.50%	$19,278	6.50%
Total Capital (to Risk-Weighted Assets)	$43,624	14.71%	$23,727	8.00%	$29,659	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$41,127	13.87%	$17,795	6.00%	$23,727	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$41,127	10.98%	$14,989	4.00%	$18,736	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2023 and 2022, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00% and a total risk-based capital ratio exceeding 10%.

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

17.Dividends and Restrictions

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. In addition to the capital requirements discussed in Note 16, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. Generally, the amount of dividends the Bank may pay is equal to its net income for the year plus its net income for the prior two years that are still available for dividends. The amount of retained earnings legally available under these regulations approximated $0 as of December 31, 2023. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

18.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 2023.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At December 31,	At December 31,
(In thousands)	2023	2022

Commitments to grant loans	$987	$6,400
Unfunded commitments under lines of credit	14,375	14,789

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with fixed interest rates amounted to approximately $11.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with variable interest rates amounted to approximately $3.8 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with fixed interest rates amounted to approximately $9.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2022 with variable interest rates amounted to approximately $11.6 million. These outstanding loan commitments carry current market rates.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. On January 1, 2023, the Company did not record an adjustment for unfunded commitments for the adoption of ASC Topic 326. For the year ended December 31, 2023, the Company recorded a provision for credit losses for unfunded commitments of $6,000. At December 31, 2023, the liability for credit losses on off-balance sheet credit exposures included in other liabilities was $6,000.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Commitments to Originate and Sell One- to Four-Family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its Mortgage Partnership Finance Program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $7.1 million at December 31, 2023. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at December 31, 2023. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank is $95,000 at December 31, 2023. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure. The potential liability for the recourse is considered when the Bank determines its allowance for credit losses.

Lease Commitments

There are no future minimum lease commitments at December 31, 2023.

19.Concentrations of Credit Risk

The majority of the Company’s activities are with customers located in the Finger Lakes Region of New York, but we have now expanded our market footprint to include Orleans County, located Northwest of the Finger Lakes, and diversified our loan portfolio with loans purchased from areas outside of the local region. See notes 4, 5, and 18 to the consolidated financial statements that discuss the types of securities that the Company invests in, the types of lending the Company engages in, and commitments outstanding. The Company does not have any significant concentrations in any one industry or customer. From time to time, the Bank will maintain balances with its correspondent banks that exceed the $250,000 federally insured deposit limits. At December 31, 2023 and 2022, the Company’s cash accounts did not materially exceed federally insured limit of $250,000. At December 31, 2023 and 2022, the Company held $8,530,000 and $2,818,000 at the Federal Home Loan Bank and Federal Reserve Bank, which are not subject to FDIC limits. Management routinely evaluates the credit worthiness of these correspondent banks, and does not feel they pose a significant risk to the Company.

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

The following is a summary of the loans made to officers, directors, and their affiliates:

	Year Ended December 31,
(In thousands)	2023	2022

Beginning balance	$2,045	$2,490
Originations	97	—
Payments and change in status	(1,108)	(445)
Ending balance	$1,034	$2,045

The aggregate amount of deposits owned by related parties was $4.0 million and $3.6 million at and December 31, 2023 and 2022.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

The following table presents revenues subject to Topic 606:

	Year Ended December 31,
(In thousands)	2023	2022

Service charges on deposit accounts	$541	$628
Debit card interchange and surcharge income	731	758
Insurance commissions	156	451
Net gain on sale of Generations Agency	312	—
Loan servicing fees	139	189
	$1,879	$2,026

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

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users who use the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to the cardholder. Revenue included in banking fees and service charges on the consolidated statements of income that was not related to contracts was $15,000 and $13,000 for the years ended December 31, 2023 and 2022, respectively.

Insurance commissions and fees and net gain on sale of Generations Agency: Regular commissions are earned upon the effective date of bound insurance coverage. They are paid by the insurance carrier and recorded by the Company through a monthly remittance which are subject to the Management Agreement with the Northwoods Corporation (“Northwoods”) which became effective on April 1, 2022. Contingent commissions are based on a contract but are dependent, not only on the level of policies bound with the carrier, but also on loss claim levels experienced through the last day of the year, volume, growth, or shrinkage. The Agency’s business is not considered to be significant to the carriers, and many of our insurance carriers are combined under an umbrella with other independent agents, making the contingent commission earned dependent on a calculation that includes the experience of others. As such, the level of contingent commissions is not readily determinable until it is paid, but does not have a significant impact on the Company’s financial results. The Agency’s book of business was purchased by Northwoods on June 1, 2023.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

22. Accumulated Other Comprehensive Loss

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2023	2022	Consolidated Statement of Income
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$161	$—	Compensation and benefits
Tax effect	(34)	—	Income tax benefit (expense)
	$127	$—	Net (loss) income

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended December 31, 2023 and 2022.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at December 31, 2023 and December 31, 2022.

Cash and due from banks: The carrying amounts of cash and due from banks approximate fair values.

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

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

Collateral-dependent and individually evaluated loans: Individually evaluated loans are those loans in which the Company has measured credit loss generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties or discounted cash flows based upon expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less their individual credit losses.

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

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following tables present a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At December 31, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$14,525	$14,525	$—	$—	$14,525
Interest-earning time deposits in banks	4,362	—	4,362	—	4,362
Securities available-for-sale	31,302	—	29,827	1,475	31,302
Securities held-to-maturity	1,454	—	1,226	—	1,226
Equity securities	361	361	—	—	361
Loans receivable, net	333,482	—	—	304,655	304,655
FHLB stock	1,588	—	1,588	—	1,588
Accrued interest receivable	1,611	1,611	—	—	1,611

Financial liabilities:
Deposits	$357,606	$86,637	$—	$263,760	$350,397
Long-term borrowings	23,577	—	23,411	—	23,411
Accrued interest payable	638	638	—	—	638

	At December 31, 2022
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$8,004	$8,004	$—	$—	$8,004
Securities available-for-sale	33,050	—	31,335	1,715	33,050
Securities held-to-maturity	1,587	—	1,301	—	1,301
Equity securities	307	307	—	—	307
Loans receivable, net	303,880	—	—	294,897	294,897
FHLB stock	1,740	—	1,740	—	1,740
Accrued interest receivable	1,304	1,304	—	—	1,304

Financial liabilities:
Deposits	$317,678	$92,745	$—	$211,598	$304,343
Short-term borrowings	16,200	—	16,311	—	16,311
Long-term borrowings	10,334	—	15,081	—	15,081
Accrued interest payable	162	162	—	—	162

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$20	$—	$20
Corporate bonds	—	15,047	—	15,047
Municipal bonds	—	14,760	1,475	16,235
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	316	—	—	316
Total investment securities	$361	$29,827	$1,475	$31,663

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$24	$—	$24
Corporate bonds	—	18,194	—	18,194
Municipal bonds	—	13,117	1,715	14,832
Equity investment securities:
Large cap equity mutual fund	37	—	—	37
Other mutual funds	270	—	—	270
Total investment securities	$307	$31,335	$1,715	$33,357

The changes in Level 3 assets measured at estimated fair value on recurring basis during the years ended December 31, 2023 and 2022 were as follows:

Investment
(In thousands)	Securities

Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive income	41
Principal payments/maturities	(281)
Balance - December 31, 2023	$1,475

Investment
(In thousands)	Securities
Balance - December 31, 2021	$3,010
Total gains realized/unrealized:
Included in other comprehensive loss	(174)
Purchases	85
Principal payments/maturities	(1,206)
Balance - December 31, 2022	$1,715

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$36	$36
Foreclosed real estate & repossessed assets	—	—	118	118

	At December 31, 2022
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$—	$—
Foreclosed real estate & repossessed assets	—	—	12	12

There have been no transfers of assets in or out of any fair value measurement level.

The following table presents additional quantitative information about assets measured at fair value on a recurring basis and for which Level 3 inputs were used to determine fair value at December 31, 2023 and 2022:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Investment type-
Municipal bonds	Scheduled principal	Cost to Sell	0%
	and interest payments
	Carrying value		100%

Sensitivity of significant unobservable inputs: The following is a description of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

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

Collateral-dependent loans: Collateral-dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. The Company evaluates and values collateral-dependent impaired loans at the time the loan is identified as impaired, and the fair values of such loans are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral value has a unique appraisal and management’s discount of the value is based on the factors unique to each impaired loan. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan. In addition, a discount is typically applied to account for estimated costs to sell. These real estate appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

cost approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, if applicable. Although the fair value of the property normally will be based on an appraisal, the valuation should be consistent with the price that a market participant will pay to purchase the property at the measurement date. Circumstances may exist that indicate that the appraised value is not an accurate measurement of the property’s current fair value. Examples of such circumstances include changed economic conditions since the last appraisal, stale appraisals, or imprecision and subjectivity in the appraisal process. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

24.Parent Company Only Financial Information

The following presents the condensed financial information pertaining only to Generations Bancorp NY, Inc. as of and for the periods ended:

Statements of Condition	At December 31,
(In thousands)	2023	2022

Assets
Cash and cash equivalents	$1,321	$529
Securities available-for-sale, at fair value	1,042	981
Equity investment securities, at fair value	326	279
Investment in bank subsidiary	35,724	36,257
Other assets	16	61
Total assets	$38,429	$38,107
Liabilities and Shareholders' Equity
Deferred tax liability	$72	$72
Other liabilities	659	707
Shareholders' equity	37,698	37,328
Total liabilities and shareholders' equity	$38,429	$38,107

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

Statements of Operations	Year Ended December 31,
(In thousands)	2023	2022

Income
Dividends from securities available-for-sale	$89	$47
Interest income	28	16
Change in the fair value on equity securities	48	(37)
Total income	165	26
Expenses
Interest expense	—	—
Change in the fair value of the Directors Retirement Plan	2	(51)
Total expenses	2	(51)
Income before taxes and equity in undistributed net (loss) income of bank subsidiary	163	77
Income tax expense	34	14
Income before equity in undistributed net (loss) income of bank subsidiary	129	63
Equity in undistributed net (loss) income of bank subsidiary	(1,696)	1,024
Net (loss) income	$(1,567)	$1,087

Statements of Cash Flows	Year Ended December 31,
(In thousands)	2023	2022

Operating Activities
Net (loss) income	$(1,567)	$1,087
Equity in undistributed net (loss) income of bank subsidiary	1,696	(1,024)
Change in fair value on equity securities	(48)	37
Net amortization of premiums and discounts on investment securities	(2)	(1)
ESOP Expense	43	51
Stock-based compensation	417	128
Net change in other assets	45	(20)
Net change in other liabilities	(59)	(39)
Net cash provided by operating activities	525	219
Investing Activities
Purchase of investment securities available-for-sale	—	(1,090)
Net cash (used in) provided by investing activities	—	(1,090)
Financing activities
Effect of stock repurchase plan	(1,074)	(1,872)
Cash dividend from bank subsidiary	1,000	1,250
Purchase of common stock for SERP	(31)	(31)
Purchase of common stock for Directors Retirement Plan	(10)	(13)
Distribution of common stock for SERP	345	—
Distribution of common stock for Directors Retirement Plan	37	—
Net cash (used in) provided by financing activities	267	(666)
Net change in cash and cash equivalents	792	(1,537)
Cash and cash equivalents at beginning of year	529	2,066
Cash and cash equivalents at end of year	$1,321	$529

Generations Bancorp NY, Inc.

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2023 and December 31, 2022

25.Segment Information

The Company had three primary business segments, its community banking franchise, a limited-purpose commercial bank and its insurance agency, until the sale of the insurance agency’s book of business on June 1, 2023. As of December 31, 2023 the Company has two primary business segments, its community banking franchise and a limited-purpose commercial bank.

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

Information about the segments is presented in the following table as of and for the years ended:

	Year Ended December 31,
	2023				2022
	Community		Municipal		Community		Municipal
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$8,497	$—	$243	$8,740	$11,103	$—	$267	$11,370
Provision for loan losses	933	—	—	933	631	—	—	631
Net interest income after provision for loan losses	7,564	—	243	7,807	10,472	—	267	10,739
Total noninterest income	2,832	149	—	2,981	1,675	442	—	2,117
Compensation and benefits	(6,081)	—	—	(6,081)	(4,786)	(105)	—	(4,891)
Other noninterest expense	(6,608)	(1)	(90)	(6,699)	(6,543)	(39)	(80)	(6,662)
(Loss) Income before income tax (benefit) expense	(2,293)	148	153	(1,992)	818	298	187	1,303
Income tax (benefit) expense	(457)	—	32	(425)	183	—	33	216
Net (loss) income	$(1,836)	$148	$121	$(1,567)	$635	$298	$154	$1,087

The following represents a reconciliation of the Company’s reported segment assets:

	At December 31,	At December 31,
(In thousands)	2023	2022

Total assets for reportable segments	$441,146	$402,776
Elimination of intercompany balances	(16,650)	(16,483)
Consolidated total assets	$424,496	$386,293

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

26.Subsequent Events

The Company has evaluated subsequent events through April 1, 2024, which is the date the consolidated financial statements were issued.