Form 10-Q
period 2024-03-31
Generations Bancorp NY, Inc.
filed 2024-05-13
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

2,241,801 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At March 31,	At December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)
ASSETS:
Cash and due from banks	$3,259	$3,991
Interest earning deposits	2,599	10,534
Total cash and cash equivalents	5,858	14,525
Interest-earning time deposits in banks	6,812	4,362
Investment securities available-for-sale, at fair value	27,887	31,302
Investment securities held-to-maturity (fair value 2024-$1,215, 2023-$1,226)	1,433	1,454
Equity investment securities, at fair value	388	361
Federal Home Loan Bank stock, at cost	1,666	1,588
Loans	332,338	336,455
Less: Allowance for credit losses	(3,050)	(2,973)
Loans receivable, net	329,288	333,482
Premises and equipment, net	13,990	14,195
Bank-owned life insurance	5,966	5,938
Pension plan asset	13,271	13,027
Foreclosed real estate	—	118
Intangible assets, net	637	654
Accrued interest receivable	1,740	1,611
Other assets	1,895	1,879
Total assets	$410,831	$424,496

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$50,629	$51,528
Interest-bearing	293,151	306,078
Total deposits	343,780	357,606
Short-term borrowings	2,905	—
Long-term borrowings	22,563	23,577
Advances from borrowers for taxes and insurance	2,219	2,931
Other liabilities	2,459	2,684
Total liabilities	373,926	386,798
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2024 and 2023; 2,241,801 and 2,235,889 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid in capital	22,330	22,289
Retained earnings	20,455	21,000
Accumulated other comprehensive loss	(4,557)	(4,257)
Stock held in rabbi trust	(357)	(357)
Unearned ESOP shares, at cost	(988)	(999)
Total shareholders' equity	36,905	37,698
Total liabilities and shareholders' equity	$410,831	$424,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023

Interest and dividend income:
Loans, including fees	$3,991	$3,348
Debt and equity securities:
Taxable	219	239
Tax-exempt	114	101
Interest-earning deposits	111	45
Other	40	39
Total interest income	4,475	3,772
Interest expense:
Deposits	2,300	1,122
Short-term borrowings	53	88
Long-term borrowings	226	38
Total interest expense	2,579	1,248
Net interest income	1,896	2,524
Provision for loan losses	225	165
Provision for unfunded commitments	—	—
Provision for available-for-sale securities	—	—
Total provision for credit losses	225	165
Net interest income after provision for credit losses	1,671	2,359
Noninterest income:
Banking fees and service charges	320	364
Mortgage banking income, net	7	8
Insurance commissions	—	129
Earnings on bank-owned life insurance	28	28
Change in fair value on equity securities	24	8
Net gain on sale of securities	10	—
Other charges, commissions & fees	52	39
Total noninterest income	441	576
Noninterest expense:
Compensation and benefits	1,098	1,408
Occupancy and equipment	484	513
Service charges	518	507
Regulatory assessments	91	64
Professional and other services	187	191
Advertising	85	107
Other expenses	363	337
Total noninterest expenses	2,826	3,127
Loss before income tax benefit	(714)	(192)
Income tax benefit	(169)	(40)
Net loss	$(545)	$(152)
Net loss available to common shareholders	$(545)	$(152)
Basic and diluted losses per common share	$(0.25)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023

Net loss	$(545)	$(152)
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(141)	415
Reclassification adjustment for net gains included in net income	10	—
Net unrealized (losses) gains on securities available-for-sale	(131)	415
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	—	40
Net change in defined benefit pension plan asset	—	40
Other comprehensive (loss) income, before tax	(131)	455
Tax effect	169	95
Other comprehensive (loss) income, net of tax	(300)	360
Total comprehensive (loss) income	$(845)	$208

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2023	$22	$22,289	$21,000	$(4,257)	$(357)	$(999)	$37,698
Net loss	—	—	(545)	—	—	—	(545)
Other comprehensive loss	—	—	—	(300)	—	—	(300)
Stock-based compensation	—	40	—	—	—	—	40
ESOP shares committed to be released	—	1	—	—	—	11	12
Balance, March 31, 2024	$22	$22,330	$20,455	$(4,557)	$(357)	$(988)	$36,905

Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(152)	—	—	—	(152)
Other comprehensive income	—	—	—	360	—	—	360
Effect of stock repurchase plan	(1)	(73)	(7)	—	—	—	(81)
Stock-based compensation	—	53	—	—	—	—	53
ESOP shares committed to be released	—	1	—	—	—	12	13
Balance, March 31, 2023	$23	$22,983	$22,353	$(6,107)	$(698)	$(1,033)	$37,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net loss	$(545)	$(152)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	225	165
Deferred income tax benefit	(169)	(65)
Realized gains on sales of:
Available-for-sale investment securities	(10)	—
Change in fair value on equity securities	(24)	(8)
Dividend reinvestment in equity securities	(3)	—
Depreciation	211	238
Amortization of intangible asset	17	16
Amortization of fair value adjustment to purchased loan portfolio	(17)	(17)
ESOP expense	12	13
Stock-based compensation	40	53
Amortization of deferred loan costs	503	483
Earnings on bank-owned life insurance	(28)	(28)
Change in pension plan assets	(244)	(503)
Net amortization of premiums and discounts on investment securities	11	31
Net change in accrued interest receivable	(129)	(15)
Net change in other assets and liabilities	(947)	(148)
Net cash (used in) provided by operating activities	(1,097)	63
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	—	(835)
Net change in interest-earning time deposits in banks	(2,450)	(680)
Net proceeds from the (purchase of) redemption of Federal Home Loan Bank stock	(78)	750
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	2,144	1,062
Held-to-maturity investment securities	21	34
Proceeds from sale of:
Available-for-sale investment securities	1,133	—
Real estate and repossessed assets acquired	118	112
Premises and equipment	—	15
Net change in loans	3,483	(5,374)
Purchase of premises and equipment	(6)	(147)
Net cash provided by (used in) investing activities	4,365	(5,063)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(1,498)	(10,095)
Net change in time deposits	(12,328)	29,450
Net change in short-term borrowings	2,905	(14,260)
Payments on long-term borrowings	(1,014)	(1,977)
Effect of stock repurchase plan	—	(81)
Net cash (used in) provided by financing activities	(11,935)	3,037
Net change in cash and cash equivalents	(8,667)	(1,963)
Cash and cash equivalents at beginning of period	14,525	8,004
Cash and cash equivalents at end of period	$5,858	$6,041
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$2,737	$1,155
Transfer of loans to foreclosed real estate and repossessed assets	—	252

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Generations Bancorp NY, Inc. (the “Company” or “Generations Bancorp”) is a Maryland corporation that was organized in August 2020 as part of the Seneca-Cayuga Bancorp, Inc. (“Seneca-Cayuga”) conversion from the mutual holding company structure to a fully public stock holding company structure.  Prior to the conversion, Generations Bank (the “Bank”) was the wholly owned subsidiary of Seneca-Cayuga and The Seneca Falls Savings Bank, MHC (“MHC”) owned 60.1% of Seneca-Cayuga’s common stock.  On January 13, 2021, Generations Bancorp sold 1,477,575 of its common stock in a stock offering, (which included 109,450 shares issued to the ESOP) representing the ownership interest of the MHC for gross proceeds of $14.8 million and net proceeds of $13.2 million.  The exchange ratio of previously held shares by public shareholders (i.e., shareholders other than the MHC) of Seneca-Cayuga was 0.9980 as applied in the conversion offering.  References herein to the “Company” include Generations Bancorp subsequent to the completion of the conversion and Seneca-Cayuga prior to the completion of the conversion.

In connection with the conversion, liquidation accounts were established by the Company and the Bank in an aggregate amount equal to (i) the MHC’s ownership interest in the shareholders’ equity of Seneca-Cayuga as of the date of the latest statement of financial condition included in the Company’s definitive prospectus, plus (ii) the value of the net assets of the MHC as of the date of the MHC’s latest statement of financial condition before the consummation of the Conversion (excluding the MHC’s ownership interest in Seneca-Cayuga). Each eligible account holder and supplemental eligible account holder is entitled to a proportionate share of the liquidation accounts in the event of a liquidation of (i) the Company or the Bank or (ii) the Bank, and only in such events. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Bank may not pay a dividend on its capital stock if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

The Bank is a federal savings bank headquartered in Seneca Falls, New York.  We were organized in 1870 and have operated continuously since that time in the northern Finger Lakes Region of New York State which is located in the central to northwestern portion of New York State.

Generations Commercial Bank (the “Commercial Bank”) is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities to deposit public funds with the Bank in accordance with existing New York State municipal law and is a wholly owned subsidiary of the Bank.

The Bank maintains its executive offices and main retail location in Seneca Falls, New York, with retail offices in Auburn, Farmington, Geneva, Medina, Phelps, Union Springs, and Waterloo, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in loans secured by one- to four-family residential real estate, commercial real estate, business or personal assets, and in investment securities.

In addition, Generations Agency, Inc. (the “Agency”) offers personal and commercial insurance products through licensed employees in the same market area.  The Agency is the Bank’s wholly owned subsidiary.  The Agency’s book of business was purchased by The Northwoods Corporation on June 1, 2023.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024, or any other period.

Certain prior period data presented in the consolidated financial statements has been reclassified to conform to current year presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the Company's Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Three Months Ended March 31,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2023	$(2,803)	$(1,454)	$(4,257)
Other comprehensive loss before reclassifications	(308)	—	(308)
Amounts reclassified from AOCI to the statements of operations	8	—	8
Net current-period other comprehensive loss	(300)	—	(300)
Balance, March 31, 2024	$(3,103)	$(1,454)	$(4,557)

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive income before reclassifications	328	—	328
Amounts reclassified from AOCI to the statements of operations	—	32	32
Net current-period other comprehensive income	328	32	360
Balance, March 31, 2023	$(3,577)	$(2,530)	$(6,107)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended March 31,		Affected Line Item in the
(In thousands)	2024	2023	Statements of Operations

Available-for-sale securities:
Realized gain on sale of securities	$10	$—	Net gain on sale of securities
Tax effect	(2)	—	Income tax benefit
	$8	$—	Net loss
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$40	Compensation and benefits
Tax effect	—	(8)	Income tax benefit
	$—	$32	Net loss

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings (Losses) Per Common Share

Basic earnings (losses) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is calculated in a manner similar to that of basic earnings (losses) per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings (losses) per share as the stock options were considered anti-dilutive for the three months ended March 31, 2024. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6% of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0% of the Company’s outstanding common stock, based on the current trading price of the common stock. At this time the Company does not expect to repurchase any more shares under the third stock repurchase program. On March 25, 2024, the Board of Directors of the Company approved stock option grants to the Chief Executive Officer and restricted stock grants to select members of management. An aggregate of 14,780 stock options were granted to the Chief Executive Officer and 5,912 shares of restricted stock were granted to management during the period ended March 31, 2024.  The grants vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2029. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net loss available to common stockholders	$(545)	$(152)
Weighted-average common shares outstanding	2,138	2,240
Losses per common share - basic and diluted	$(0.25)	$(0.07)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$20	$—	$—	$20
Corporate bonds	13,970	84	(2,107)	11,947
State and political subdivisions	17,576	84	(1,740)	15,920
Total securities available-for-sale	$31,566	$168	$(3,847)	$27,887

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(190)	$460
Residential mortgage-backed - US agency and GSEs	783	—	(28)	755
Total securities held-to-maturity	$1,433	$—	$(218)	$1,215

Equity securities:
Large cap equity mutual fund	$52			$52
Other mutual funds	336			336
Total of equity securities	$388			$388

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$20	$—	$—	$20
Corporate bonds	17,242	85	(2,280)	15,047
State and political subdivisions	17,588	112	(1,465)	16,235
Total securities available-for-sale	$34,850	$197	$(3,745)	$31,302

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(208)	$442
Residential mortgage-backed - US agency and GSEs	804	1	(21)	784
Total securities held-to-maturity	$1,454	$1	$(229)	$1,226

Equity securities:
Large cap equity mutual fund	$45			$45
Other mutual funds	316			316
Total of equity securities	$361			$361

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At March 31, 2024
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$—	$—	$—	$—
Corporate bonds	331	—	10,397	(2,107)	10,728	(2,107)
State and political subdivisions	852	(15)	13,622	(1,725)	14,474	(1,740)
Total securities available-for-sale	$1,183	$(15)	$24,019	$(3,832)	$25,202	$(3,847)

	At December 31, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$—	$—	$—	$—
Corporate bonds	2,367	(14)	10,642	(2,266)	13,009	(2,280)
State and political subdivisions	1,427	(11)	13,336	(1,454)	14,763	(1,465)
Total securities available-for-sale	$3,794	$(25)	$23,978	$(3,720)	$27,772	$(3,745)

The Company conducts a formal review of investment securities on a quarterly basis for the presence of credit-related and non-credit-related losses. Management assesses whether a loss is present when the fair value of a debt security is

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

less than its amortized cost basis at the statement of financial condition date. Unrealized losses on corporate bonds have not been recognized into income because the issuer(s) bonds are of investment quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuer(s) continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

There are 100 bond issues held by the Company that have an unrealized loss as of March 31, 2024.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are six bonds issued by corporate entities that have an aggregate loss of $1.7 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis.  At March 31, 2024 the amortized cost of debt securities held-to-maturity totaled $1.4 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. Residential mortgage-backed securities totaled $783,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit related losses are deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at March 31, 2024, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At March 31, 2024
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$385	$383	$—	$—
Due over one year through five years	3,542	3,358	—	—
Due over five through ten years	5,682	4,547	—	—
Due after ten years	21,937	19,579	—	—
	31,546	27,867	—	—
Structured certificates of deposit	—	—	650	460
Residential mortgage-backed securities	20	20	783	755
Total	$31,566	$27,887	$1,433	$1,215

There were $10,000 in gross realized gains and no losses on sales and redemptions of available-for-sale securities for the three months ended March 31, 2024.  There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three months ended March 31, 2023. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities with a fair value of $12.0 million were pledged to collateralize certain deposit arrangements at March 31, 2024 and December 31, 2023.

5.Loans Receivable

Major classifications of loans are as follows:

	At March 31,	At December 31,
(In thousands)	2024	2023

Residential mortgages:
One- to four-family	$169,182	$168,387
	169,182	168,387
Commercial loans:
Real estate - nonresidential	14,134	14,437
Multi-family	782	832
Commercial business	16,941	18,821
	31,857	34,090
Consumer:
Home equity and junior liens	14,708	13,632
Manufactured homes	47,608	48,681
Automobile	21,114	22,424
Student	1,493	1,569
Recreational vehicle	22,410	22,915
Other consumer	9,305	9,555
	116,638	118,776
Total Loans	317,677	321,253
Net deferred loan costs	14,793	15,351
Fair value credit and yield adjustment	(132)	(149)
Less allowance for loan losses	(3,050)	(2,973)
Loans receivable, net	$329,288	$333,482

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the classes of the loan portfolio summarized by the credit quality indicator:

	At March 31, 2024
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgages:
One- to four-family	$165,564	$1,762	$1,856	$—	$169,182
	165,564	1,762	1,856	—	169,182
Commercial loans:
Real estate - nonresidential	12,218	1,621	295	—	14,134
Multi-family	782	—	—	—	782
Commercial business	15,898	608	435	—	16,941
	28,898	2,229	730	—	31,857
Consumer:
Home equity and junior liens	14,545	59	104	—	14,708
Manufactured homes	47,264	22	322	—	47,608
Automobile	20,932	64	118	—	21,114
Student	1,465	—	28	—	1,493
Recreational vehicle	21,442	556	412	—	22,410
Other consumer	9,182	104	19	—	9,305
	114,830	805	1,003	—	116,638
Total loans	$309,292	$4,796	$3,589	$—	$317,677

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At March 31, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Residential mortgage loans:
One- to four-family	$4,932	$1,864	$1,856	$8,652	$160,530	$169,182
	4,932	1,864	1,856	8,652	160,530	169,182
Commercial loans:
Real estate - nonresidential	82	—	29	111	14,023	14,134
Multi-family	382	—	—	382	400	782
Commercial business	—	—	412	412	16,529	16,941
	464	—	441	905	30,952	31,857
Consumer loans:
Home equity and junior liens	407	31	104	542	14,166	14,708
Manufactured homes	862	22	322	1,206	46,402	47,608
Automobile	222	64	118	404	20,710	21,114
Student	5	—	28	33	1,460	1,493
Recreational vehicle	915	556	412	1,883	20,527	22,410
Other consumer	29	104	19	152	9,153	9,305
	2,440	777	1,003	4,220	112,418	116,638
Total loans	$7,836	$2,641	$3,300	$13,777	$303,900	$317,677

	At December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Residential mortgage loans:
One- to four-family	$5,397	$1,491	$2,277	$9,165	$159,222	$168,387
	5,397	1,491	2,277	9,165	159,222	168,387
Commercial loans:
Real estate - nonresidential	—	—	29	29	14,408	14,437
Multi-family	384	—	—	384	448	832
Commercial business	388	73	41	502	18,319	18,821
	772	73	70	915	33,175	34,090
Consumer loans:
Home equity and junior liens	336	77	85	498	13,134	13,632
Manufactured homes	609	72	323	1,004	47,677	48,681
Automobile	246	88	120	454	21,970	22,424
Student	4	—	25	29	1,540	1,569
Recreational vehicle	913	650	291	1,854	21,061	22,915
Other consumer	154	56	71	281	9,274	9,555
	2,262	943	915	4,120	114,656	118,776
Total loans	$8,431	$2,507	$3,262	$14,200	$307,053	$321,253

There were no loans past due more than ninety days and still accruing interest at March 31, 2024 and December 31, 2023. Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables provide loans on non-accrual status. Non-accrual loans may have an allowance for credit losses or a negative allowance for credit losses from expected recoveries of amounts previously written off. Non-accrual loans may not have an allowance for credit losses if the loss expectations are zero given a solid collateral value.

	At and for the three months ended March 31, 2024
		Interest income	Non-accrual loans
		recognized on	with no allowance
(In thousands)	Non-accrual loans	non-accrual loans	for credit losses

Residential mortgage loans:
One- to four-family	$1,856	$11	$1,744

Commercial loans:
Real estate - nonresidential	29	6	29
Commercial business	412	1	412

Consumer loans:
Home equity and junior liens	104	—	104
Manufactured homes	322	—	322
Automobile	118	2	118
Student	28	—	28
Recreational vehicle	412	2	412
Other consumer	19	1	19
	$3,300	$23	$3,188

		Interest income recognized	Non-accrual loans with no
	Non-accrual loans	on non-accrual loans for the	allowance for credit losses
(In thousands)	at December 31, 2023	quarter ended March 31, 2023	at December 31, 2023

Residential mortgage loans:
One- to four-family	$2,277	$2	$2,277

Commercial loans:
Real estate - nonresidential	29	—	29
Commercial business	397	—	356

Consumer loans:
Home equity and junior liens	85	—	85
Manufactured homes	323	—	323
Automobile	120	—	120
Student	25	—	25
Recreational vehicle	291	5	291
Other consumer	71	1	71
	$3,618	$8	$3,577

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

There were no loans modified with financial difficulty during the three months ended March 31, 2024 and 2023.

The following tables present an analysis of collateral-dependent loans of the Company as of March 31, 2024 and December 31, 2023:

	At March 31, 2024
	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,617	$—	$—	$—	$—	$1,617
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	412	—	—	—	412
Home equity and junior liens	104	—	—	—	—	104
Total loans	$1,750	$412	$—	$—	$—	$2,162

	At December 31, 2023
	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,977	$—	$—	$—	$—	$1,977
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	414	—	—	—	414
Home equity and junior liens	85	—	—	—	—	85
Total loans	$2,091	$414	$—	$—	$—	$2,505

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loans to customers as of March 31, 2024 and December 31, 2023 based on year of origination within each credit quality indicator:

	At March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage loans:
4 Internal grade	$3,652	$39,168	$40,609	$9,619	$10,879	$61,637	$165,564
5 Internal grade	—	337	131	135	—	1,159	1,762
6 Internal grade	—	—	244	—	41	1,571	1,856
	$3,652	$39,505	$40,984	$9,754	$10,920	$64,367	$169,182

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$351	$351
3 Internal grade	—	1,609	39	585	224	4,537	6,994
4 Internal grade	—	6,133	3,657	580	189	10,994	21,553
5 Internal grade	—	—	—	—	—	2,229	2,229
6 Internal grade	—	—	—	—	—	730	730
	$—	$7,742	$3,696	$1,165	$413	$18,841	$31,857

Consumer loans:
4 Internal grade	$1,012	$16,115	$23,216	$24,942	$31,251	$18,294	$114,830
5 Internal grade	—	—	82	436	188	99	805
6 Internal grade	—	16	82	497	279	129	1,003
	$1,012	$16,131	$23,380	$25,875	$31,718	$18,522	$116,638

	At December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage loans:
4 Internal grade	$39,312	$41,364	$10,185	$11,309	$11,008	$51,762	$164,940
5 Internal grade	—	—	27	—	—	1,142	1,169
6 Internal grade	—	132	—	41	763	1,342	2,278
	$39,312	$41,496	$10,212	$11,350	$11,771	$54,246	$168,387

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$360	$360
3 Internal grade	1,615	155	594	242	459	4,212	7,277
4 Internal grade	6,496	3,461	657	193	409	10,500	21,716
5 Internal grade	—	—	—	—	2,028	220	2,248
6 Internal grade	—	—	—	—	41	2,448	2,489
	$8,111	$3,616	$1,251	$435	$2,937	$17,740	$34,090

Consumer loans:
4 Internal grade	$16,103	$24,083	$25,866	$31,711	$8,668	$10,502	$116,933
5 Internal grade	—	104	474	227	17	105	927
6 Internal grade	—	83	406	295	54	78	916
	$16,103	$24,270	$26,746	$32,233	$8,739	$10,685	$118,776

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the gross write-offs and recoveries based on year of origination for the three months ended March 31, 2024 and 2023:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$(3)	$(3)
Current period recoveries	—	—	—	—	—	1	1
Current period net write-offs	$—	$—	$—	$—	$—	$(2)	$(2)

Commercial loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$(34)	$(34)
Current period recoveries	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$(34)	$(34)

Consumer loans:
Current period gross write-offs	$—	$(7)	$(18)	$(30)	$(63)	$(24)	$(142)
Current period recoveries	—	—	11	9	—	10	30
Current period net write-offs	$—	$(7)	$(7)	$(21)	$(63)	$(14)	$(112)

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	1	1
Current period net write-offs	$—	$—	$—	$—	$—	$1	$1

Commercial loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	2	2
Current period net write-offs	$—	$—	$—	$—	$—	$2	$2

Consumer loans:
Current period gross write-offs	$—	$—	$(1)	$—	$—	$(18)	$(19)
Current period recoveries	—	—	—	—	—	7	7
Current period net write-offs	$—	$—	$(1)	$—	$—	$(11)	$(12)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Credit Loss

The following tables summarize the activity related to the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024

		Credit
		Loss	Write-offs
		Expense	During	Recoveries
	Beginning	for the	the	During	Ending
(In thousands)	Balance	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$1,184	$(4)	$(3)	$1	$1,178

Commercial loans:
Real estate - nonresidential	495	(15)	—	—	480
Commercial business	206	18	(34)	—	190

Consumer loans:
Home equity and junior liens	102	4	—	1	107
Automobile	242	9	(15)	25	261
Student	12	(2)	—	2	12
Recreational vehicle	369	124	(72)	—	421
Other consumer	363	91	(55)	2	401
	$2,973	$225	$(179)	$31	$3,050

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Write-offs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$115	$40	$—	$1	$943
Construction	2	—	(1)	—	—	1

Commercial loans:
Real estate - nonresidential	319	325	(44)	—	—	600
Multi-family	4	(4)	—	—	—	—
Commercial business	248	92	(63)	—	2	279

Consumer loans:
Home equity and junior liens	65	(9)	25	(11)	—	70
Manufactured homes	110	(110)	—	—	—	—
Automobile	135	106	13	—	5	259
Student	55	(38)	4	(7)	1	15
Recreational vehicle	646	(646)	134	—	—	134
Other consumer	126	169	57	(1)	1	352
	$2,497	$—	$165	$(19)	$10	$2,653

At March 31, 2024 and December 31, 2023 there was a $6,000 liability recorded for unfunded loan commitments.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended March 31,
(In thousands)	2024	2023

Net periodic expenses recognized in income:
Service cost	$42	$60
Interest cost	120	118
Expected return on plan assets	(345)	(307)
Amortization of net losses	—	40
Net periodic pension benefit	$(183)	$(89)

Medina Savings and Loan Plan:	Three Months Ended March 31,
(In thousands)	2024	2023

Net periodic expenses recognized in income:
Service cost	$4	$3
Interest cost	33	34
Expected return on plan assets	(99)	(90)
Net periodic pension benefit	$(62)	$(53)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	132,977	$11.61
Grants	14,780	10.00
Exercised	—	—
Outstanding at quarter end	147,757	$11.45

Exercisable at quarter end	56,147	$11.60

	Three Months Ended March 31, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	—	$—

An aggregate of 14,780 stock options were granted to the Chief Executive Officer during the three months ended March 31, 2024. The grants vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant using the Black Scholes model.  The Company recorded compensation expense in the amount of $17,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively.

An aggregate of 5,912 shares of restricted stock were granted to select members of management during the three months ended March 31, 2024. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $23,000 and $31,000 for the three months ended March 31, 2024 and 2023, respectively.

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of March 31, 2024 and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Common Equity Tier 1 Capital	$38,736	12.96%	$13,449	4.50%	$19,426	6.50%
Total Capital (to Risk-Weighted Assets)	$41,792	13.98%	$23,910	8.00%	$29,887	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$38,736	12.96%	$17,932	6.00%	$23,910	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$38,736	9.38%	$16,517	4.00%	$20,647	5.00%
As of December 31, 2023:
Common Equity Tier 1 Capital	$39,288	12.83%	$13,781	4.50%	$19,907	6.50%
Total Capital (to Risk-Weighted Assets)	$42,267	13.80%	$24,500	8.00%	$30,626	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$39,288	12.83%	$18,375	6.00%	$24,500	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$39,288	9.37%	$16,775	4.00%	$20,969	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2024 and December 31, 2023, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at March 31, 2024.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At March 31,	At December 31,
(In thousands)	2024	2023

Commitments to grant loans	$585	$987
Unfunded commitments under lines of credit	13,195	14,375

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2024 with fixed interest rates amounted to approximately $11.2 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at March 31, 2024 with variable interest rates amounted to approximately $2.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with fixed interest rates amounted to approximately $11.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with variable interest rates amounted to approximately $3.8 million.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. For the three months ended March 31, 2024 and 2023, the Company did not record a provision for credit losses for unfunded commitments.

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $6.9 million at March 31, 2024. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at March 31, 2024. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $95,000 at March 31, 2024. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended March 31,
(In thousands)	2024	2023

Service charges on deposit accounts	$111	$134
Debit card interchange and surcharge income	172	183
Insurance commissions	—	129
Loan servicing fees	34	45
	$317	$491

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

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users who use the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to the cardholder. Revenue included in banking fees and service charges on the consolidated statements of operations that was not related to contracts was $4,000 and $3,000 for the three months ended March 31, 2024 and 2023, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended March 31, 2024 and December 31, 2023.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at March 31, 2024 and December 31, 2023.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At March 31, 2024
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$5,858	$5,858	$—	$—	$5,858
Interest-earning time deposits in banks	6,812	—	6,812	—	6,812
Securities available-for-sale	27,887	—	26,419	1,468	27,887
Securities held-to-maturity	1,433	—	1,215	—	1,215
Equity securities	388	388	—	—	388
Loans receivable, net	329,288	—	—	325,346	325,346
FHLB stock	1,666	—	1,666	—	1,666
Accrued interest receivable	1,740	1,740	—	—	1,740

Financial liabilities:
Deposits	$343,780	$85,131	$—	$248,974	$334,105
Short-term borrowings	2,905	—	2,892	—	2,892
Long-term borrowings	22,563	—	22,372	—	22,372
Accrued interest payable	480	480	—	—	480

	At December 31, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$14,525	$14,525	$—	$—	$14,525
Interest-bearing time deposits in banks	4,362	—	4,362	—	4,362
Securities available-for-sale	31,302	—	29,827	1,475	31,302
Securities held-to-maturity	1,454	—	1,226	—	1,226
Equity securities	361	361	—	—	361
Loans receivable, net	333,482	—	—	304,655	304,655
FHLB stock	1,588	—	1,588	—	1,588
Accrued interest receivable	1,611	1,611	—	—	1,611

Financial liabilities:
Deposits	$357,606	$86,637	$—	$263,760	$350,397
Long-term borrowings	23,577	—	23,411	—	23,411
Accrued interest payable	638	638	—	—	638

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$20	$—	$20
Corporate bonds	—	11,947	—	11,947
Municipal bonds	—	14,452	1,468	15,920
Equity investment securities:
Large cap equity mutual fund	52	—	—	52
Other mutual funds	336	—	—	336
Total investment securities	$388	$26,419	$1,468	$28,275

	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$20	$—	$20
Corporate bonds	—	15,047	—	15,047
Municipal bonds	—	14,760	1,475	16,235
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	316	—	—	316
Total investment securities	$361	$29,827	$1,475	$31,663

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2023	$1,475
Total gains realized/unrealized:
Included in other comprehensive loss	1
Principal payments/maturities	(8)
Balance - March 31, 2024	$1,468

Investment
(In thousands)	Securities
Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive income	38
Principal payments/maturities	(8)
Balance - March 31, 2023	$1,745

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

The following tables summarize assets measured at fair value on a nonrecurring basis segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$92	$92
Foreclosed real estate & repossessed assets	—	—	—	—

	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Collateral-dependent loans	$—	$—	$36	$36
Foreclosed real estate & repossessed assets	—	—	118	118

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Collateral-dependent loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (20)%
One-to four-family residential		Costs to Sell	5% - 15% (10)%

Collateral-dependent loans -	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
Commercial business		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

Foreclosed real estate and repossessed assets	Appraisal of collateral	Appraisal Adjustments	5% - 35% (25)%
		Changes in property condition	10% - 20% (15)%
		Costs to Sell	5% - 15% (10)%

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

13.Segment Information

The Company had three primary business segments, its community banking franchise, its insurance agency, and a limited-purpose commercial bank until the sale of the insurance agency’s book of business on June 1, 2023. As of March 31, 2024 the Company has two primary business segments, its community banking franchise and a limited-purpose commercial bank.

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

The commercial banking segment is a New York State chartered limited-purpose commercial bank formed expressly to enable local municipalities, primarily within the Finger Lakes Region and Northwest New York State, to deposit public funds with the Commercial Bank in accordance with existing NYS municipal law. The Commercial Bank is a wholly owned subsidiary of the Bank. The major revenue source is net interest income. Expenses include rent and support charges for using the assets and technology of the Bank.

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended March 31,
	2024				2023
	Community		Commercial		Community		Commercial
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$1,802	$—	$94	$1,896	$2,465	$—	$59	$2,524
Provision for loan losses	225	—	—	225	165	—	—	165
Net interest income after provision for loan losses	1,577	—	94	1,671	2,300	—	59	2,359
Total noninterest income	441	—	—	441	449	127	—	576
Compensation and benefits	(1,098)	—	—	(1,098)	(1,408)	—	—	(1,408)
Other noninterest expense	(1,707)	—	(21)	(1,728)	(1,699)	—	(20)	(1,719)
(Loss) Income before income tax (benefit) expense	(787)	—	73	(714)	(358)	127	39	(192)
Income tax (benefit) expense	(184)	—	15	(169)	(48)	—	8	(40)
Net (loss) income	$(603)	$—	$58	$(545)	$(310)	$127	$31	$(152)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following represents a reconciliation of the Company’s reported segment assets:

	At March 31,	At December 31,
(In thousands)	2024	2023

Total assets for reportable segments	$426,952	$441,146
Elimination of intercompany balances	(16,121)	(16,650)
Consolidated total assets	$410,831	$424,496

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Goodwill

There was no goodwill at March 31, 2024 and December 31, 2023 and no activity during this period. The change in the carrying amount of good will for the three months ended March 31, 2023 is as follows:

Generations
(In thousands)	Agency, Inc
Balance as of December 31, 2022	$792
Extinguishment of goodwill due to sale	—
Balance as of March 31, 2023	$792

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

The information for the three months ended March 31, 2024 and 2023 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024 or any other period.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets decreased $13.7 million, or 3.2%, to $410.8 million at March 31, 2024 from $424.5 million at December 31, 2023.  The decrease resulted primarily from decreases in cash and cash equivalents of $8.7 million, net loans of $4.2 million, and investment securities available-for-sale of $3.4 million, partially offset by an increase in interest-earning time deposits in banks of $2.5 million.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $8.7 million, or 59.7%, to $5.9 million at March 31, 2024 from $14.5 million at December 31, 2023 as a result of a decrease in total deposits along with an increase in purchases of interest-earning time deposits in banks.

Net Loans. Net loans decreased $4.2 million, or 1.3%, to $329.3 million at March 31, 2024 from $333.5 million at December 31, 2023 as a result of loan payoffs and amortization exceeding loan originations. The decrease resulted from decreases in commercial business loans of $1.9 million, or 10.0%, automobile loans of $1.3 million, or 5.8%, manufactured home loans of $1.1 million, or 2.2%, recreational vehicle loans of $505,000, or 2.2%, nonresidential loans of $303,000, or 2.1%, other consumer loans of $250,000, or 2.6%, student loans of $76,000, or 4.8%, and multi-family loans of $50,000, or 6.0%, partially offset by increases in home equity loans and lines of credit of $1.1 million, or 7.9%, and one- to four-family residential real estate loans of $796,000, or 0.5%.

Net deferred fees decreased $558,000, or 3.6%, during the three months ended March 31, 2024, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase of residential mortgage and automobile loans. During the three months ended March 31, 2024, we purchased $4.5 million of residential mortgage loans and $1.3 million of automobile loans.

Investment Securities Available-for-Sale.  Investment securities available-for-sale decreased $3.4 million, or 10.9%, to $27.9 million at March 31, 2024 from $31.3 million at December 31, 2023. The decrease in investment securities available-for-sale was primarily attributable to calls and principal repayments of $2.1 million, proceeds from sales of $1.1 million, and a $137,000 decrease in fair market value.

Interest-Earning Time Deposits in Banks.  Interest-earning time deposits in banks increased $2.5 million, or 56.2%, to $6.8 million at March 31, 2024 from $4.4 million at December 31, 2023. Excess cash was invested in short-term certificates of deposit at other financial institutions in order to maximize the yield on interest-earning deposits.

Deposits.  Deposits decreased $13.8 million, or 3.9%, to $343.8 million at March 31, 2024 from $357.6 million at December 31, 2023. Interest-bearing accounts decreased $12.9 million, or 4.2%, to $293.1 million at March 31, 2024 from $306.1 million at December 31, 2023.  The largest decrease in interest-bearing deposits was in certificates of deposit which decreased $12.3 million, or 7.2%, to $158.9 million at March 31, 2024 from $171.3 million at December 31, 2023 due to a reduction in brokered time deposits. Interest-bearing checking accounts decreased $608,000, or 1.7%, to $34.5 million at March 31, 2024 from $35.1 million at December 31, 2023. Noninterest-bearing deposits decreased $899,000, or 1.7%, to $50.6 million at March 31, 2024 from $51.5 million at December 31, 2023.

Municipal deposits held at Generations Commercial Bank decreased $115,000, or 1.3%, to $9.1 million at March 31, 2024 from $9.2 million at December 31, 2023.

Federal Home Loan Bank Advances.  Short-term Federal Home Loan Bank advances increased to $2.9 million at March 31, 2024 from $0 at December 31, 2023 as a result of new borrowings to offset the decrease in deposits. Long-term Federal Home Loan Bank advances decreased $1.0 million, or 4.3%, to $22.6 million at March 31, 2024 from $23.6 million at December 31, 2023 as a result of repayments.

Total Equity. Total equity decreased $793,000, or 2.1%, to $36.9 million at March 31, 2024 from $37.7 million at December 31, 2023.  The decrease was primarily due to a net loss of $545,000 and an increase in accumulated other comprehensive loss of $300,000 as a result of a decrease in the fair market value of our investment securities available-for-sale during the three months ended March 31, 2024.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General.  Net loss for the three months ended March 31, 2024 was $545,000 as compared to net loss of $152,000 for the three months ended March 31, 2023, an increase of $393,000, or 258.6%.  The increase was due to a $628,000 decrease in net interest income, a $135,000 decrease in noninterest income, and a $60,000 increase in provision for credit losses, partially offset by a $301,000 decrease in noninterest expense and a $129,000 increase in income tax benefit.

Interest and Dividend Income.  Interest and dividend income increased $703,000, or 18.6%, to $4.5 million for the three months ended March 31, 2024 from $3.8 million for the three months ended March 31, 2023.  This increase was primarily attributable to a $643,000 increase in interest on loans receivable and a $66,000 increase in interest on interest earning deposits.  The average balance of loans increased $24.8 million, or 8.1%, to $332.0 million for the three months ended March 31, 2024 from $307.2 million for the three months ended March 31, 2023.  The average yield on loans increased 45 basis points to 4.81% for the three months ended March 31, 2024 from 4.36% for the three months ended March 31, 2023, reflecting an increase in higher-yielding loans quarter over quarter as well as higher market interest rates.  The average balance of interest earning deposits increased $3.8 million, or 71.8%, to $9.2 million for the three months ended March 31, 2024 from $5.4 million for the three months ended March 31, 2023. The average yield on interest earning deposits increased 147 basis points to 4.83% for the 2024 period from 3.36% for the 2023 period due to rising interest rates in the first half of 2023.

Interest Expense.  Total interest expense increased $1.3 million, or 106.7%, to $2.6 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023.  Interest expense on total interest-bearing deposits increased $1.2 million, or 105.0%, to $2.3 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023.  The increase was attributable to an increase of $34.4 million, or 27.1%, in the average balance of certificate of deposit accounts to $161.4 million for the three months ended March 31, 2024 from $127.0 million for the three months ended March 31, 2023, in addition to an increase in the average cost of 170 basis points to 4.82% for the three months ended March 31, 2024 from 3.12% for the same period in 2023. The increase in the average balance of certificate of deposit accounts of $34.4 million was driven by a $36.1 million increase in organic certificate of deposit accounts, partially offset by a $1.7 million decrease in brokered certificate of deposit accounts. Interest expense on borrowings increased $153,000, or 121.4%, to $279,000 for the three months ended March 31, 2024 from $126,000 for the three months ended March 31, 2023, as a result of an increase in average balance of borrowings by $10.1 million, or 60.1%, to $26.8 million for the three months ended March 31, 2024 from $16.8 million for the three months ended March 31, 2023. In addition, average borrowing costs increased 115 basis points to 4.16% for the three months ended March 31, 2024 from 3.01% for the three months ended March 31, 2023 due to rising interest rates.

Net Interest Income.  Net interest income decreased $628,000, or 24.9%, to $1.9 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023.  Our net interest rate spread decreased 106 basis points to 1.57% for the three months ended March 31, 2024 from 2.63% for the three months ended March 31, 2023.  Our net interest margin decreased 87 basis points to 2.03% for the three months ended March 31, 2024 from 2.90% for the same period in 2023.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods as these liabilities repriced faster than our interest-earning assets.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $225,000 for the three months ended March 31, 2024 as compared to a provision for credit losses of $165,000 for the three months ended March 31, 2023.  The allowance for credit losses was $3.1 million, or 0.96%, of total loans at March 31, 2024 as compared to $3.0 million, or 0.93%, of total loans at December 31, 2023. The increase in provision for credit losses for the 2024 period was primarily due to higher loss rates in the auto and recreational vehicle portfolios.

Noninterest Income.  Noninterest income decreased $135,000, or 23.4%, to $441,000 for the three months ended March 31, 2024 from $576,000 for the three months ended March 31, 2023.  The decrease was primarily due to decreases in insurance commissions and banking fees and service charges.  Insurance commissions decreased $129,000, or 100.0%, to $0 for the three months ended March 31, 2024 from $129,000 for the three months ended March 31, 2023 due to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023. Banking fees and service charges decreased $44,000, or 12.1%, to $320,000 for the three months ended March 31, 2024 from $364,000 for the three months ended March 31, 2023 due to fewer late fees, bank service fees, and non-sufficient funds fees charged as well as lower interchange income for the three months ended March 31, 2024 as compared to the same period in 2023.

Noninterest Expense.  Noninterest expense decreased $301,000, or 9.6%, to $2.8 million for the three months ended March 31, 2024 from $3.1 million for the three months ended March 31, 2023 primarily due to a decrease in compensation and benefits. Compensation and benefits decreased $310,000, or 22.0%, to $1.1 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023 as a result of a reduction in total employees, most notably the previous President and Chief Executive Officer along with an increase in pension expense benefit.

Income Taxes.  Income tax benefit increased $129,000, or 322.5%, to an income tax benefit of $169,000 for the three months ended March 31, 2024 as compared to an income benefit of $40,000 for the three months ended March 31, 2023. The effective tax rate was 23.7% for the three months ended March 31, 2024 as compared to 20.8% for the three months ended March 31, 2023. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current quarter’s effective tax rate was a result of the net increase of permanent tax differences and state tax expense proportional to pre-tax book income, which was a loss for the three months ended March 31, 2024.

Average Balances and Yields. The following table sets forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $503,000 and $483,000 for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024			2023
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$332,040	$3,991	4.81%	$307,222	$3,348	4.36%
Securities	31,451	333	4.24	34,803	340	3.91
Interest-earning deposits	9,199	111	4.83	5,356	45	3.36
Other	1,731	40	9.24	1,287	39	12.12
Total interest-earning assets	374,421	4,475	4.78	348,668	3,772	4.33
Non-interest-earning assets	40,181			41,013
Total assets	$414,602			$389,681

Interest-bearing liabilities:
Demand deposits	$32,267	$90	1.12%	$32,999	$25	0.30%
Money market accounts	19,296	84	1.74	25,401	22	0.35
Savings accounts	81,335	180	0.89	91,735	86	0.37
Certificates of deposit	161,360	1,946	4.82	127,010	989	3.12
Total interest-bearing deposits	294,258	2,300	3.13	277,145	1,122	1.62
Borrowings	26,848	279	4.16	16,768	126	3.01
Total interest-bearing liabilities	321,106	2,579	3.21	293,913	1,248	1.70
Other non-interest bearing liabilities	55,654			58,499
Total liabilities	376,760			352,412
Equity	37,842			37,269
Total liabilities and equity	$414,602			$389,681

Net interest income		$1,896			$2,524
Interest rate spread			1.57%			2.63%
Net interest-earning assets	$53,315			$54,755
Net interest margin			2.03%			2.90%
Average interest-earning assets to average
interest-bearing liabilities	116.60%			118.63%

Loan and Asset Quality and Allowance for Credit Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At March 31,	At December 31,
(In thousands)	2024	2023

Non-accrual loans:
Residential:
One- to four-family	$1,856	$2,277
Commercial:
Real estate - nonresidential	29	29
Commercial business	412	397
Consumer:
Home equity and junior liens	104	85
Manufactured homes	322	323
Automobile	118	120
Student	28	25
Recreational vehicle	412	291
Other consumer	19	71
Total non-accrual loans	$3,300	$3,618

Real estate owned:
Residential:
One- to four-family	$—	$118
Total real estate owned	$—	$118

Total non-performing assets	$3,300	$3,736

Ratios:
Total non-performing loans to total loans	1.04%	1.13%
Total non-performing loans to total assets	0.80%	0.85%
Total non-performing assets to total assets	0.80%	0.88%

Non-performing assets include non-accrual loans and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At March 31, 2024 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.3 million at March 31, 2024 and $3.7 million at December 31, 2023. At March 31, 2024, we had 27 non-performing one- to four-family residential mortgage loans for $1.9 million, two non-performing commercial business loans for $412,000, seven non-performing recreational vehicle loans for $412,000, four non-performing manufactured home loans for $322,000, six non-performing automobile loans for $118,000, four home equity loans and lines of credit for $104,000, one non-performing nonresidential loan for $29,000, four non-performing student loans for $28,000, and two non-performing other consumer loans for $19,000. At December 31, 2023, we had 33 non-performing one- to four-family residential mortgage loans for $2.3 million, two non-performing commercial business loans for $397,000, four non-performing manufactured home loans for $323,000, four non-performing recreational vehicle loans for $291,000, six non-performing automobile loans for $120,000, three home equity loans and lines of credit for $85,000, two non-performing other consumer loans for $71,000, one non-performing nonresidential loan for $29,000, and three non-performing student loans for $25,000. We had no real estate owned properties at March 31, 2024 and two real estate owned properties for $118,000 at December 31, 2023.

The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for credit losses was $3.1 million at March 31,

2024 and $3.0 million at December 31, 2023. The Company reported an increase in the ratio of the allowance for credit losses to gross loans to 0.96% at March 31, 2024 as compared to 0.93% at December 31, 2023. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of March 31, 2024.

Management has identified potential credit problems totaling $8.4 million as of March 31, 2024 as compared to $10.0 million at December 31, 2023 which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Loans that have been internally classified as special mention are not currently evaluated for credit losses individually. Loans that have been internally classified as substandard are currently evaluated for credit losses individually. The decrease of $1.6 million was primarily driven by a decrease in commercial business loans classified as substandard as a result of a loan payoff. Based on current information available at March 31, 2024, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2024, the Bank had $25.5 million outstanding in advances from the FHLB and had the ability to borrow approximately $41.8 million based on our collateral capacity. At March 31, 2024, the Bank had an additional $20.5 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At March 31, 2024 and December 31, 2023, there were no outstanding advances on these lines. Brokered deposits totaled $40.0 million at March 31, 2024, giving the Bank capacity for an additional $82.9 million in brokered deposits as total brokered deposits may not exceed 30% of the Bank’s total assets.

On March 12, 2023, in response to liquidity concerns in the banking system, the Federal Deposit Insurance Corporation, Federal Reserve Board, and U.S. Department of Treasury, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability, and minimize any impact on businesses, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board created a new Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions to help ensure institutions can meet the needs of their depositors. Eligible institutions could obtain liquidity against a wide range of collateral. BTFP advances could be requested through at least March 11, 2024. The Company did not request any funding through the BTFP.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2024 and net cash provided by operating activities was $63,000 for the three months ended March 31, 2023. Net cash provided by investing activities, which consists primarily of principal collections on loans and proceeds from the sale of and maturing securities, offset by disbursements for loan originations and the purchase of securities, was $4.4 million for the three months ended March 31, 2024 and net cash used in investing activities was $5.1 million for the three months ended March 31, 2023. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $11.9 million for the three months ended March 31, 2024 and net cash provided by financing activities was $3.0 million for the three months ended March 31, 2023.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank did not pay dividends to Generations Bancorp during the three months ended March 31, 2024. Generations Bank paid a dividend of $1.0 million to Generations Bancorp for the year ended December 31, 2023.  At March 31, 2024, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.8 million.

At March 31, 2024 and December 31, 2023, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 1A.Risk Factor

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and, Use of Proceeds

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2024.

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

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: May 13, 2024	/s/ Angela M. Krezmer
Angela M. Krezmer
Principal Executive Officer and Principal Financial Officer