Form 10-Q/A
period 2024-03-31
Generations Bancorp NY, Inc.
filed 2024-05-31
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Original 10-Q”) of Generations Bancorp NY, Inc. (the “Company”). The Amended Report is being filed to correct the amount of the fair value of the Company’s Loans receivable, net and the amount of the fair value of the Company’s Deposits at March 31, 2024 in the Fair Value of Financial Assets Table contained within Note 12 to the Company’s unaudited financial statements.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At March 31, 2024
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$5,858	$5,858	$—	$—	$5,858
Interest-earning time deposits in banks	6,812	—	6,812	—	6,812
Securities available-for-sale	27,887	—	26,419	1,468	27,887
Securities held-to-maturity	1,433	—	1,215	—	1,215
Equity securities	388	388	—	—	388
Loans receivable, net	329,288	—	—	295,892	295,892
FHLB stock	1,666	—	1,666	—	1,666
Accrued interest receivable	1,740	1,740	—	—	1,740

Financial liabilities:
Deposits	$343,780	$85,131	$—	$250,003	$335,134
Short-term borrowings	2,905	—	2,892	—	2,892
Long-term borrowings	22,563	—	22,372	—	22,372
Accrued interest payable	480	480	—	—	480

	At December 31, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$14,525	$14,525	$—	$—	$14,525
Interest-bearing time deposits in banks	4,362	—	4,362	—	4,362
Securities available-for-sale	31,302	—	29,827	1,475	31,302
Securities held-to-maturity	1,454	—	1,226	—	1,226
Equity securities	361	361	—	—	361
Loans receivable, net	333,482	—	—	304,655	304,655
FHLB stock	1,588	—	1,588	—	1,588
Accrued interest receivable	1,611	1,611	—	—	1,611

Financial liabilities:
Deposits	$357,606	$86,637	$—	$263,760	$350,397
Long-term borrowings	23,577	—	23,411	—	23,411
Accrued interest payable	638	638	—	—	638

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

GENERATIONS BANCORP NY, INC.

Date: May 31, 2024	/s/ Angela M. Krezmer
Angela M. Krezmer
Principal Executive Officer and Principal Financial Officer

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Original 10-Q”) of Generations Bancorp NY, Inc. (the “Company”). The Amended Report is being filed to correct the amount of the fair value of the Company’s Loans receivable, net and the amount of the fair value of the Company’s Deposits at March 31, 2024 in the Fair Value of Financial Assets Table contained within Note 12 to the Company’s unaudited financial statements. Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.