Form 10-Q
period 2024-06-30
Generations Bancorp NY, Inc.
filed 2024-08-09
CIK 1823365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

2,241,801 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 8, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Financial Condition

	At June 30,	At December 31,
(In thousands, except share data)	2024	2023
	(Unaudited)
ASSETS:
Cash and due from banks	$4,243	$3,991
Interest earning deposits	5,590	10,534
Total cash and cash equivalents	9,833	14,525
Interest-earning time deposits in banks	3,156	4,362
Investment securities available-for-sale, at fair value	26,009	31,302
Investment securities held-to-maturity (fair value 2024-$1,192, 2023-$1,226)	1,409	1,454
Equity investment securities, at fair value	406	361
Federal Home Loan Bank stock, at cost	1,506	1,588
Loans	325,332	336,455
Less: Allowance for credit losses	(3,177)	(2,973)
Loans receivable, net	322,155	333,482
Premises and equipment, net	13,758	14,195
Bank-owned life insurance	5,996	5,938
Pension plan asset	13,516	13,027
Foreclosed real estate	—	118
Intangible assets, net	621	654
Accrued interest receivable	1,775	1,611
Other assets	1,615	1,879
Total assets	$401,755	$424,496

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing	$49,136	$51,528
Interest-bearing	289,686	306,078
Total deposits	338,822	357,606
Long-term borrowings	21,316	23,577
Advances from borrowers for taxes and insurance	3,443	2,931
Other liabilities	2,628	2,684
Total liabilities	366,209	386,798
Shareholders' equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 14,000,000 shares authorized in 2024 and 2023; 2,241,801 and 2,235,889 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	22	22
Additional paid in capital	22,374	22,289
Retained earnings	19,614	21,000
Accumulated other comprehensive loss	(5,131)	(4,257)
Stock held in rabbi trust	(357)	(357)
Unearned ESOP shares, at cost	(976)	(999)
Total shareholders' equity	35,546	37,698
Total liabilities and shareholders' equity	$401,755	$424,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023

Interest and dividend income:
Loans, including fees	$3,959	$3,455	$7,950	$6,803
Debt and equity securities:
Taxable	174	240	393	479
Tax-exempt	112	99	226	200
Interest-earning deposits	71	36	182	81
Other	42	26	82	65
Total interest income	4,358	3,856	8,833	7,628
Interest expense:
Deposits	2,218	1,405	4,518	2,527
Short-term borrowings	50	180	103	268
Long-term borrowings	220	32	446	70
Total interest expense	2,488	1,617	5,067	2,865
Net interest income	1,870	2,239	3,766	4,763
Provision for loan losses	377	165	602	330
Provision for unfunded commitments	—	—	—	—
Provision for available-for-sale securities	—	—	—	—
Total provision for credit losses	377	165	602	330
Net interest income after provision for credit losses	1,493	2,074	3,164	4,433
Noninterest income:
Banking fees and service charges	371	364	691	728
Mortgage banking income, net	6	7	13	15
Insurance commissions	1	24	1	153
Earnings on bank-owned life insurance	29	28	57	56
Change in fair value on equity securities	17	26	41	34
Net gain on sale of securities	—	—	10	—
Net gain on sale of Generations Agency	—	312	—	312
Other charges, commissions & fees	38	27	90	66
Total noninterest income	462	788	903	1,364
Noninterest expense:
Compensation and benefits	1,076	1,338	2,174	2,746
Occupancy and equipment	511	502	995	1,015
Service charges	498	416	1,016	923
Regulatory assessments	119	103	210	167
Professional and other services	341	232	528	423
Advertising	85	107	170	214
Other expenses	426	376	789	713
Total noninterest expenses	3,056	3,074	5,882	6,201
Loss before income tax benefit	(1,101)	(212)	(1,815)	(404)
Income tax benefit	(260)	(46)	(429)	(86)
Net loss	$(841)	$(166)	$(1,386)	$(318)
Net loss available to common shareholders	$(841)	$(166)	$(1,386)	$(318)
Basic and diluted losses per common share	$(0.39)	$(0.07)	$(0.65)	$(0.14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net loss	$(841)	$(166)	$(1,386)	$(318)
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(314)	(173)	(455)	242
Reclassification adjustment for net gains included in net income	—	—	10	—
Net unrealized (losses) gains on securities available-for-sale	(314)	(173)	(445)	242
Defined benefit pension plan:
Reclassification of amortization of net losses recognized in net pension expense	—	41	—	81
Net change in defined benefit pension plan asset	—	41	—	81
Other comprehensive (loss) income, before tax	(314)	(132)	(445)	323
Tax effect	260	(27)	429	68
Other comprehensive (loss) income, net of tax	(574)	(105)	(874)	255
Total comprehensive loss	$(1,415)	$(271)	$(2,260)	$(63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, March 31, 2024	$22	$22,330	$20,455	$(4,557)	$(357)	$(988)	$36,905
Net loss	—	—	(841)	—	—	—	(841)
Other comprehensive loss	—	—	—	(574)	—	—	(574)
Stock-based compensation	—	44	—	—	—	—	44
ESOP shares committed to be released	—	—	—	—	—	12	12
Balance, June 30, 2024	$22	$22,374	$19,614	$(5,131)	$(357)	$(976)	$35,546

Balance, March 31, 2023	$23	$22,983	$22,353	$(6,107)	$(698)	$(1,033)	$37,521
Net loss	—	—	(166)	—	—	—	(166)
Other comprehensive loss	—	—	—	(105)	—	—	(105)
Effect of stock repurchase plan	—	(373)	27	—	—	—	(346)
Stock-based compensation	—	54	—	—	—	—	54
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	(2)	—	—	—	11	9
Balance, June 30, 2023	$23	$22,662	$22,214	$(6,212)	$(739)	$(1,022)	$36,926

				Accumulated	Stock
		Additional		Other	Held by	Unearned
	Common	Paid in	Retained	Comprehensive	Rabbi	ESOP
(In thousands, except share data)	Stock	Capital	Earnings	Loss	Trust	Shares	Total
Balance, December 31, 2023	$22	$22,289	$21,000	$(4,257)	$(357)	$(999)	$37,698
Net loss	—	—	(1,386)	—	—	—	(1,386)
Other comprehensive loss	—	—	—	(874)	—	—	(874)
Stock-based compensation	—	84	—	—	—	—	84
ESOP shares committed to be released	—	1	—	—	—	23	24
Balance, June 30, 2024	$22	$22,374	$19,614	$(5,131)	$(357)	$(976)	$35,546

Balance, December 31, 2022	$24	$23,002	$22,512	$(6,467)	$(698)	$(1,045)	$37,328
Net loss	—	—	(318)	—	—	—	(318)
Other comprehensive income	—	—	—	255	—	—	255
Effect of stock repurchase plan	(1)	(446)	20	—	—	—	(427)
Stock-based compensation	—	107	—	—	—	—	107
Purchase of common stock for Directors Retirement Plan	—	—	—	—	(10)	—	(10)
Purchase of common stock for SERPs	—	—	—	—	(31)	—	(31)
ESOP shares committed to be released	—	(1)	—	—	—	23	22
Balance, June 30, 2023	$23	$22,662	$22,214	$(6,212)	$(739)	$(1,022)	$36,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

Generations Bancorp NY, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net loss	$(1,386)	$(318)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	602	330
Deferred income tax benefit	(93)	(127)
Realized gains on sales of:
Available-for-sale investment securities	(10)	—
Change in fair value on equity securities	(41)	(34)
Dividend reinvestment in equity securities	(4)	—
Write-down of other real estate owned to fair value	20	—
Depreciation	463	474
Amortization of intangible asset	33	32
Amortization of fair value adjustment to purchased loan portfolio	(34)	(34)
ESOP expense	24	22
Stock-based compensation	84	107
Amortization of deferred loan costs	1,115	1,039
Earnings on bank-owned life insurance	(57)	(56)
Change in pension plan assets	(489)	(643)
Extinguishment of goodwill	—	792
Net amortization of premiums and discounts on investment securities	29	39
Net change in accrued interest receivable	(164)	(27)
Net change in other assets and liabilities	389	1,058
Net cash provided by operating activities	481	2,654
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	—	(879)
Net change in interest-earning time deposits in banks	1,206	(2,260)
Net proceeds from the redemption of Federal Home Loan Bank stock	82	301
Proceeds from maturities and principal reductions of:
Available-for-sale investment securities	3,691	3,055
Held-to-maturity investment securities	44	69
Proceeds from sale of:
Available-for-sale investment securities	1,133	—
Real estate and repossessed assets acquired	100	112
Premises and equipment	—	15
Net change in loans	9,642	(13,290)
Purchase of premises and equipment	(26)	(168)
Net cash provided by (used in) investing activities	15,872	(13,045)
FINANCING ACTIVITIES
Net change in demand deposits, savings accounts, and money market accounts	(2,497)	(20,619)
Net change in time deposits	(16,287)	35,588
Net change in short-term borrowings	—	(6,956)
Payments on long-term borrowings	(2,261)	(2,889)
Proceeds from long-term borrowings	—	3,000
Purchase of common stock for directors retirement plan	—	(10)
Purchase of common stock of SERP	—	(31)
Effect of stock repurchase plan	—	(427)
Net cash (used in) provided by financing activities	(21,045)	7,656
Net change in cash and cash equivalents	(4,692)	(2,735)
Cash and cash equivalents at beginning of period	14,525	8,004
Cash and cash equivalents at end of period	$9,833	$5,269
Supplemental Cash Flows Information
Cash paid during the period for:
Interest	$5,210	$2,701
Transfer of loans to foreclosed real estate and repossessed assets	2	371

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

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements.  These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted.  The results of operations for the three and six months ended June 30, 2024 are not

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024, or any other period.

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Accumulated Other Comprehensive Loss

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Unrealized		Accumulated
	Losses	Defined	Other
Three Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, March 31, 2024	$(3,103)	$(1,454)	$(4,557)
Other comprehensive loss before reclassifications	(574)	—	(574)
Net current-period other comprehensive loss	(574)	—	(574)
Balance, June 30, 2024	$(3,677)	$(1,454)	$(5,131)

Balance, March 31, 2023	$(3,577)	$(2,530)	$(6,107)
Other comprehensive loss before reclassifications	(137)	—	(137)
Amounts reclassified from AOCI to the statements of operations, net of tax	—	32	32
Net current-period other comprehensive loss	(137)	32	(105)
Balance, June 30, 2023	$(3,714)	$(2,498)	$(6,212)

	Unrealized		Accumulated
	(Losses) Gains	Defined	Other
Six Months Ended June 30,	on Securities	Benefit	Comprehensive
(In thousands)	Available-for-Sale	Pension Plan	Loss

Balance, December 31, 2023	$(2,803)	$(1,454)	$(4,257)
Other comprehensive loss before reclassifications	(882)	—	(882)
Amounts reclassified from AOCI to the statements of operations, net of tax	8	—	8
Net current-period other comprehensive loss	(874)	—	(874)
Balance, June 30, 2024	$(3,677)	$(1,454)	$(5,131)

Balance, December 31, 2022	$(3,905)	$(2,562)	$(6,467)
Other comprehensive income before reclassifications	191	—	191
Amounts reclassified from AOCI to the statements of operations, net of tax	—	64	64
Net current-period other comprehensive income	191	64	255
Balance, June 30, 2023	$(3,714)	$(2,498)	$(6,212)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,		Affected Line Item in the
(In thousands)	2024	2023	2024	2023	Statements of Operations

Available-for-sale securities:
Realized gain on sale of securities	$—	$—	$10	$—	Net gain on sale of securities
Tax effect	—	—	(2)	—	Income tax benefit
	$—	$—	$8	$—	Net loss
Defined benefit pension plan:
Retirement plan net losses recognized in net periodic pension cost	$—	$41	$—	$81	Compensation and benefits
Tax effect	—	(9)	—	(17)	Income tax benefit
	$—	$32	$—	$64	Net loss

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings (Losses) Per Common Share

Basic earnings (losses) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (losses) per share is calculated in a manner similar to that of basic earnings (losses) per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. Based on the calculation, there was no impact on earnings (losses) per share as the stock options were considered anti-dilutive for the three and six months ended June 30, 2024. On March 28, 2022, the Board of Directors authorized a stock repurchase program to repurchase approximately 83,300 shares, or approximately 3.4%, of the Company’s outstanding common stock. On May 19, 2022, the 2022 Equity Incentive Plan (the “Plan”) which includes initial grants of restricted stock and stock options to outside directors, was approved by the Company’s stockholders.  On June 14, 2022, the Board of Directors of the Company approved restricted stock and stock option grants to senior management. An aggregate of 132,977 stock options and 53,191 shares of restricted stock were granted to directors and senior management during the period ended June 30, 2022.  The grants to directors and senior management vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2027. On July 25, 2022, the Board of Directors authorized a second stock repurchase program to acquire up to 87,000 shares, or approximately 3.6% of the Company’s outstanding common stock at the conclusion of the first stock repurchase program. On May 31, 2023, the Board of Directors authorized a third stock repurchase program to acquire up to $1.0 million, or approximately 91,000 shares, or approximately 4.0% of the Company’s outstanding common stock, based on the current trading price of the common stock. At this time, the Company does not expect to repurchase any more shares under the third stock repurchase program. On March 25, 2024, the Board of Directors of the Company approved stock option grants to the Chief Executive Officer and restricted stock grants to select members of management. An aggregate of 14,780 stock options were granted to the Chief Executive Officer and 5,912 shares of restricted stock were granted to management during the period ended March 31, 2024.  The grants vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2029. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating basic earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
Net loss available to common stockholders	$(841)	$(166)
Weighted-average common shares outstanding	2,145	2,238
Losses per common share - basic and diluted	$(0.39)	$(0.07)

	Six Months Ended June 30,
(In thousands, except per share data)	2024	2023
Net loss available to common stockholders	$(1,386)	$(318)
Weighted-average common shares outstanding	2,141	2,239
Losses per common share - basic and diluted	$(0.65)	$(0.14)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.Securities

Investments in securities available-for-sale, held-to-maturity, and equity are summarized as follows:

	At June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
Residential mortgage-backed - US agency and Government Sponsored Enterprise ("GSE")	$20	$—	$—	$20
Corporate bonds	12,960	61	(2,137)	10,884
State and political subdivisions	17,022	75	(1,992)	15,105
Total securities available-for-sale	$30,002	$136	$(4,129)	$26,009

Securities held-to-maturity:
Structured certificates of deposit	$650	$—	$(192)	$458
Residential mortgage-backed - US agency and GSEs	759	—	(25)	734
Total securities held-to-maturity	$1,409	$—	$(217)	$1,192

Equity securities:
Large cap equity mutual fund	$54			$54
Other mutual funds	352			352
Total of equity securities	$406			$406

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	At June 30, 2024
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs (1)	$16	$—	$—	$—	$16	$—
Corporate bonds (1)	81	—	9,614	(2,137)	9,695	(2,137)
State and political subdivisions (1)	57	—	13,666	(1,992)	13,723	(1,992)
Total securities available-for-sale	$154	$—	$23,280	$(4,129)	$23,434	$(4,129)
(1) Aggregate unrealized loss position less than $500

	At December 31, 2023
	12 Months or Less		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities available-for-sale:
Residential mortgage-backed - US agency and GSEs	$—	$—	$—	$—	$—	$—
Corporate bonds	2,367	(14)	10,642	(2,266)	13,009	(2,280)
State and political subdivisions	1,427	(11)	13,336	(1,454)	14,763	(1,465)
Total securities available-for-sale	$3,794	$(25)	$23,978	$(3,720)	$27,772	$(3,745)

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

There are 96 bond issues held by the Company that have an unrealized loss as of June 30, 2024.  The bonds are issued by well-established municipalities and corporate entities with semi-annual interest payments.  All interest payments have historically been made timely.  The value of the bonds held is closely correlated with long-term interest rates, and as interest rates increase, the bond values decrease.  Within this portfolio are six bonds issued by corporate entities that have an aggregate loss of $1.8 million.  These bonds have variable rates and reprice based upon the spread between intermediate Treasury bond yields and long-term Treasury bond yields and will respond positively with the steepening of the Treasury yield curve. We anticipate full recovery of our investment over time and have no plans to sell the securities in the near term.

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

The Company monitors the credit quality of the debt securities held-to-maturity on a quarterly basis.  At June 30, 2024 the amortized cost of debt securities held-to-maturity totaled $1.4 million. Structured certificates of deposit totaled $650,000 and are fully insured by the Federal Deposit Insurance Corporation as no one security exceeds the $250,000 insurance limit. Residential mortgage-backed securities totaled $759,000 and are backed by the full faith of the U.S. government. As a result, no credit-related or non-credit related losses are deemed present on these securities.

The following is a summary of the amortized cost and estimated fair values of debt securities at June 30, 2024, by remaining term to contractual maturity other than mortgage-backed securities. Actual maturities may differ from these amounts because certain issuers have the right to call or redeem their obligations prior to contractual maturity. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective average life is expected to be substantially shorter due to anticipated repayments and prepayments.

	At June 30, 2024
	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$435	$422	$—	$—
Due over one year through five years	3,863	3,573	—	—
Due over five through ten years	5,311	4,103	—	—
Due after ten years	20,373	17,891	—	—
	29,982	25,989	—	—
Structured certificates of deposit	—	—	650	458
Residential mortgage-backed securities	20	20	759	734
Total	$30,002	$26,009	$1,409	$1,192

There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three months ended June 30, 2024.  There were $10,000 in gross realized gains and no losses on sales and redemptions of

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

available-for-sale securities for the six months ended June 30, 2024.  There were no gross realized gains or losses on sales and redemptions of available-for-sale securities for the three and six months ended June 30, 2023. Gains and losses on the sales of securities are recognized in income when sold, using the specific identification method, on a trade date basis.

Securities with a fair value of $12.5 million and $12.0 million were pledged to collateralize certain deposit arrangements at June 30, 2024 and December 31, 2023, respectively.

5.Loans Receivable

Major classifications of loans are as follows:

	At June 30,	At December 31,
(In thousands)	2024	2023

Residential mortgages:
One- to four-family	$169,502	$168,387
	169,502	168,387
Commercial loans:
Real estate - nonresidential	13,864	14,437
Multi-family	777	832
Commercial business	14,902	18,821
	29,543	34,090
Consumer:
Home equity and junior liens	15,096	13,632
Manufactured homes	46,209	48,681
Automobile	19,459	22,424
Student	1,441	1,569
Recreational vehicle	21,403	22,915
Other consumer	8,897	9,555
	112,505	118,776
Total Loans	311,550	321,253
Net deferred loan costs	13,897	15,351
Fair value credit and yield adjustment	(115)	(149)
Less allowance for loan losses	(3,177)	(2,973)
Loans receivable, net	$322,155	$333,482

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the classes of the loan portfolio summarized by the credit quality indicator:

	At June 30, 2024
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgages:
One- to four-family	$166,231	$1,265	$2,006	$—	$169,502
	166,231	1,265	2,006	—	169,502
Commercial loans:
Real estate - nonresidential	11,974	1,610	280	—	13,864
Multi-family	777	—	—	—	777
Commercial business	14,004	521	377	—	14,902
	26,755	2,131	657	—	29,543
Consumer:
Home equity and junior liens	14,911	98	87	—	15,096
Manufactured homes	45,708	233	268	—	46,209
Automobile	19,341	49	69	—	19,459
Student	1,409	5	27	—	1,441
Recreational vehicle	20,704	333	366	—	21,403
Other consumer	8,844	53	—	—	8,897
	110,917	771	817	—	112,505
Total loans	$303,903	$4,167	$3,480	$—	$311,550

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An age analysis of past due loans, segregated by class of loans, as are as follows:

	At June 30, 2024
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Residential mortgage loans:
One- to four-family	$5,134	$1,356	$2,006	$8,496	$161,006	$169,502
	5,134	1,356	2,006	8,496	161,006	169,502
Commercial loans:
Real estate - nonresidential	81	—	18	99	13,765	13,864
Multi-family	380	—	—	380	397	777
Commercial business	59	—	—	59	14,843	14,902
	520	—	18	538	29,005	29,543
Consumer loans:
Home equity and junior liens	195	94	87	376	14,720	15,096
Manufactured homes	737	233	268	1,238	44,971	46,209
Automobile	198	49	70	317	19,142	19,459
Student	—	5	27	32	1,409	1,441
Recreational vehicle	594	333	366	1,293	20,110	21,403
Other consumer	211	53	—	264	8,633	8,897
	1,935	767	818	3,520	108,985	112,505
Total loans	$7,589	$2,123	$2,842	$12,554	$298,996	$311,550

	At December 31, 2023
			90 Days
	30-59 Days	60-89 Days	or More	Total	Total Loans	Total Loans
(In thousands)	Past Due	Past Due	Past Due	Past Due	Current	Receivable
Residential mortgage loans:
One- to four-family	$5,397	$1,491	$2,277	$9,165	$159,222	$168,387
	5,397	1,491	2,277	9,165	159,222	168,387
Commercial loans:
Real estate - nonresidential	—	—	29	29	14,408	14,437
Multi-family	384	—	—	384	448	832
Commercial business	388	73	41	502	18,319	18,821
	772	73	70	915	33,175	34,090
Consumer loans:
Home equity and junior liens	336	77	85	498	13,134	13,632
Manufactured homes	609	72	323	1,004	47,677	48,681
Automobile	246	88	120	454	21,970	22,424
Student	4	—	25	29	1,540	1,569
Recreational vehicle	913	650	291	1,854	21,061	22,915
Other consumer	154	56	71	281	9,274	9,555
	2,262	943	915	4,120	114,656	118,776
Total loans	$8,431	$2,507	$3,262	$14,200	$307,053	$321,253

There were no loans past due more than ninety days and still accruing interest at June 30, 2024 and December 31, 2023. Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis for the periods.

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

	At June 30, 2024		At December 31,2023
		Non-accrual loans		Non-accrual loans
		with no allowance		with no allowance
(In thousands)	Non-accrual loan	for credit losses	Non-accrual loan	for credit losses

Residential mortgage loans:
One- to four-family	$2,006	$1,894	$2,277	$2,277

Commercial loans:
Real estate - nonresidential	18	18	29	29
Commercial business	298	298	397	356

Consumer loans:
Home equity and junior liens	87	87	85	85
Manufactured homes	268	268	323	323
Automobile	70	70	120	120
Student	27	27	25	25
Recreational vehicle	366	366	291	291
Other consumer	—	—	71	71
	$3,140	$3,028	$3,618	$3,577

The following table summarizes interest income recognized on non-accrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Residential mortgage loans:
One- to four-family	$11	$4	$23	$31

Commercial loans:
Commercial business	—	—	—	1

Consumer loans:
Home equity and junior liens	—	1	1	2
Automobile	1	1	2	2
Recreational vehicle	3	4	8	6
	15	10	34	42

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

There were no loans modified with financial difficulty during the three and six months ended June 30, 2024 and 2023.

The following tables present an analysis of collateral-dependent loans of the Company as of June 30, 2024 and December 31, 2023:

	At June 30, 2024
	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,594	$—	$—	$—	$—	$1,594
Real estate - nonresidential	18	—	—	—	—	18
Commercial business	—	298	—	—	—	298
Home equity and junior liens	87	—	—	—	—	87
Total loans	$1,699	$298	$—	$—	$—	$1,997

	At December 31, 2023
	Residential	Business		Commercial		Total
(In thousands)	properties	assets	Land	property	Other	Loans
One- to four-family	$1,977	$—	$—	$—	$—	$1,977
Real estate - nonresidential	29	—	—	—	—	29
Commercial business	—	414	—	—	—	414
Home equity and junior liens	85	—	—	—	—	85
Total loans	$2,091	$414	$—	$—	$—	$2,505

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the loans to customers as of June 30, 2024 and December 31, 2023 based on year of origination within each credit quality indicator:

	At June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage loans:
4 Internal grade	$7,663	$38,981	$39,684	$9,244	$10,606	$60,053	$166,231
5 Internal grade	—	—	235	135	—	895	1,265
6 Internal grade	—	175	136	117	41	1,537	2,006
	$7,663	$39,156	$40,055	$9,496	$10,647	$62,485	$169,502

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$—	$—
3 Internal grade	—	637	35	577	205	4,520	5,974
4 Internal grade	—	5,757	3,657	549	185	10,633	20,781
5 Internal grade	—	—	—	—	—	2,131	2,131
6 Internal grade	—	—	—	—	—	657	657
	$—	$6,394	$3,692	$1,126	$390	$17,941	$29,543

Consumer loans:
4 Internal grade	$1,951	$15,510	$22,115	$24,085	$30,053	$17,203	$110,917
5 Internal grade	—	23	184	211	159	194	771
6 Internal grade	—	—	81	336	287	113	817
	$1,951	$15,533	$22,380	$24,632	$30,499	$17,510	$112,505

	At December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage loans:
4 Internal grade	$39,312	$41,364	$10,185	$11,309	$11,008	$51,762	$164,940
5 Internal grade	—	—	27	—	—	1,142	1,169
6 Internal grade	—	132	—	41	763	1,342	2,278
	$39,312	$41,496	$10,212	$11,350	$11,771	$54,246	$168,387

Commercial loans:
2 Internal grade	$—	$—	$—	$—	$—	$360	$360
3 Internal grade	1,615	155	594	242	459	4,212	7,277
4 Internal grade	6,496	3,461	657	193	409	10,500	21,716
5 Internal grade	—	—	—	—	2,028	220	2,248
6 Internal grade	—	—	—	—	41	2,448	2,489
	$8,111	$3,616	$1,251	$435	$2,937	$17,740	$34,090

Consumer loans:
4 Internal grade	$16,103	$24,083	$25,866	$31,711	$8,668	$10,502	$116,933
5 Internal grade	—	104	474	227	17	105	927
6 Internal grade	—	83	406	295	54	78	916
	$16,103	$24,270	$26,746	$32,233	$8,739	$10,685	$118,776

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the gross write-offs and recoveries based on year of origination for the six months ended June 30, 2024 and 2023:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$(3)	$(3)
Current period recoveries	—	—	—	—	—	2	2
Current period net (write-offs) recoveries	$—	$—	$—	$—	$—	$(1)	$(1)

Commercial loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$(34)	$(34)
Current period recoveries	—	—	—	—	—	25	25
Current period net (write-offs) recoveries	$—	$—	$—	$—	$—	$(9)	$(9)

Consumer loans:
Current period gross write-offs	$—	$(23)	$(79)	$(222)	$(112)	$(24)	$(460)
Current period recoveries	—	—	19	16	21	16	72
Current period net (write-offs) recoveries	$—	$(23)	$(60)	$(206)	$(91)	$(8)	$(388)

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$(100)	$(100)
Current period recoveries	—	—	—	—	—	3	3
Current period net (write-offs) recoveries	$—	$—	$—	$—	$—	$(97)	$(97)

Commercial loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	51	51
Current period net (write-offs) recoveries	$—	$—	$—	$—	$—	$51	$51

Consumer loans:
Current period gross write-offs	$—	$—	$(1)	$(1)	$—	$(20)	$(22)
Current period recoveries	—	—	—	—	—	12	12
Current period net (write-offs) recoveries	$—	$—	$(1)	$(1)	$—	$(8)	$(10)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.Allowance for Credit Loss

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024

		Credit
		Loss	Write-offs
		Expense	During	Recoveries
	Beginning	for the	the	During	Ending
(In thousands)	Balance	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$1,178	$22	$—	$1	$1,201

Commercial loans:
Real estate - nonresidential	480	19	—	—	499
Commercial business	190	(55)	—	25	160

Consumer loans:
Home equity and junior liens	107	9	—	—	116
Automobile	261	8	(68)	17	218
Student	12	(2)	—	1	11
Recreational vehicle	421	382	(247)	6	562
Other consumer	401	(6)	(3)	18	410
	$3,050	$377	$(318)	$68	$3,177

	Three Months Ended June 30, 2023

		Credit
		Loss	Write-offs
		Expense	During	Recoveries
	Beginning	for the	the	During	Ending
(In thousands)	Balance	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$943	$220	$(100)	$2	$1,065
Construction	1	(1)	—	—	—

Commercial loans:
Real estate - nonresidential	600	(63)	—	—	537
Commercial business	279	(30)	—	49	298

Consumer loans:
Home equity and junior liens	70	8	(2)	—	76
Automobile	259	(9)	—	4	254
Student	15	(1)	—	1	15
Recreational vehicle	134	16	—	—	150
Other consumer	352	25	(1)	—	376
	$2,653	$165	$(103)	$56	$2,771

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2024

		Credit
		Loss	Write-offs
		Expense	During	Recoveries
	Beginning	for the	the	During	Ending
(In thousands)	Balance	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$1,184	$18	$(3)	$2	$1,201

Commercial loans:
Real estate - nonresidential	495	4	—	—	499
Commercial business	206	(37)	(34)	25	160

Consumer loans:
Home equity and junior liens	102	13	—	1	116
Automobile	242	17	(83)	42	218
Student	12	(4)	—	3	11
Recreational vehicle	369	506	(319)	6	562
Other consumer	363	85	(58)	20	410
	$2,973	$602	$(497)	$99	$3,177

	Six Months Ended June 30, 2023
		Additional
		Allowance
		Recognized	Credit
		Due to	Loss	Write-offs
		Adoption	Expense	During	Recoveries
	Beginning	of	for the	the	During	Ending
(In thousands)	Balance	Topic 326	Period	Period	the Period	Balance
Residential mortgage loans:
One- to four-family	$787	$115	$260	$(100)	$3	$1,065
Construction	2	—	(2)	—	—	—

Commercial loans:
Real estate - nonresidential	319	325	(107)	—	—	537
Multi-family	4	(4)	—	—	—	—
Commercial business	248	92	(93)	—	51	298

Consumer loans:
Home equity and junior liens	65	(9)	33	(13)	—	76
Manufactured homes	110	(110)	—	—	—	—
Automobile	135	106	4	—	9	254
Student	55	(38)	3	(7)	2	15
Recreational vehicle	646	(646)	150	—	—	150
Other consumer	126	169	82	(2)	1	376
	$2,497	$—	$330	$(122)	$66	$2,771

At June 30, 2024 and December 31, 2023 there was a $6,000 liability recorded for unfunded loan commitments.

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

7.Employee Benefit Plans

The Company provides pension benefits for eligible employees through two defined benefit pension plans (the “Plans”).  The following tables set forth the changes in the Plans’ net periodic pension benefit:

Generations Bank Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net periodic expenses recognized in income:
Service cost	$41	$60	$83	$120
Interest cost	121	117	241	235
Expected return on plan assets	(345)	(306)	(690)	(613)
Amortization of net losses	—	41	—	81
Net periodic pension benefit	$(183)	$(88)	$(366)	$(177)

Medina Savings and Loan Plan:	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net periodic expenses recognized in income:
Service cost	$4	$3	$8	$6
Interest cost	33	33	66	67
Expected return on plan assets	(98)	(89)	(197)	(179)
Net periodic pension benefit	$(61)	$(53)	$(123)	$(106)

On July 3, 2024, the Board of Directors approved a hard freeze of the Plans.  On July 8, 2024, the Company informed employees of its decision to freeze benefit accruals under the Plans.  The Plans were frozen as of July 31, 2024.  Compensation earned by employees up to July 31, 2024 is used for purposes of calculating benefits under the Plans, however, there are no further benefit accruals after this date.  The net periodic pension income for the year ended December 31, 2024, increased from $978,000 to  $1.1 million which represents an increase of $133,000 for the year ended December 31, 2024, due to the Plans freeze .

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	147,757	$11.45
Grants	—	—
Exercised	—	—
Outstanding at quarter end	147,757	$11.45

Exercisable at quarter end	75,355	$11.61

	Three Months Ended June 30, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of quarter	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at quarter end	132,977	$11.61

Exercisable at quarter end	26,595	$11.61

	Six Months Ended June 30, 2024
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	132,977	$11.61
Grants	14,780	10.00
Exercised	—	—
Outstanding at June 30, 2024	147,757	$11.45

Exercisable at June 30, 2024	75,355	$11.61

	Six Months Ended June 30, 2023
		Weighted Average
		Exercise Price Per
	Options	Share
Outstanding at beginning of year	132,977	$11.61
Grants	—	—
Exercised	—	—
Outstanding at June 30, 2023	132,977	$11.61

Exercisable at June 30, 2023	26,595	$11.61

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

An aggregate of 14,780 stock options were granted to the Chief Executive Officer during the six months ended June 30, 2024. The grants vest over a five-year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant using the Black Scholes model.  The Company recorded compensation expense in the amount of $19,000 and $36,000 for the three and six months ended June 30, 2024, respectively.  The Company recorded compensation expense in the amount of $23,000 and $45,000 for the three and six months ended June 30, 2023, respectively.

An aggregate of 5,912 shares of restricted stock were granted to select members of management during the six months ended June 30, 2024. These shares of restricted stock vest in the same manner as the stock options described above. The Company recorded compensation expense in the amount of $25,000 and $48,000 for the three and six months ended June 30, 2024, respectively.  The Company recorded compensation expense in the amount of $31,000 and $62,000 for the three and six months ended June 30, 2023, respectively.

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

Under applicable regulation, the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2024 and December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bank’s actual capital amounts and ratios are as follows:

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Common Equity Tier 1 Capital	$37,913	13.02%	$13,104	4.50%	$18,927	6.50%
Total Capital (to Risk-Weighted Assets)	$41,096	14.11%	$23,295	8.00%	$29,119	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$37,913	13.02%	$17,472	6.00%	$23,295	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$37,913	9.42%	$16,098	4.00%	$20,123	5.00%
As of December 31, 2023:
Common Equity Tier 1 Capital	$39,288	12.83%	$13,781	4.50%	$19,907	6.50%
Total Capital (to Risk-Weighted Assets)	$42,267	13.80%	$24,500	8.00%	$30,626	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$39,288	12.83%	$18,375	6.00%	$24,500	8.00%
Tier 1 Capital (to Total Adjusted Assets)	$39,288	9.37%	$16,775	4.00%	$20,969	5.00%

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary bank that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2024 and December 31, 2023, Generations Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. Tier 1 Capital (to Total Adjusted Asset) exceeding 5.00%, a common equity Tier 1 capital ratio exceeding 6.50%, a Tier 1 risk-based capital ratio exceeding 8.00%, and a total risk-based capital ratio exceeding 10.00%.

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

10.Commitments and Contingencies

Credit Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Bank has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at June 30, 2024.

Financial instruments whose contract amounts represent credit risk consist of the following:

	At June 30,	At December 31,
(In thousands)	2024	2023

Commitments to grant loans	$356	$987
Unfunded commitments under lines of credit	13,836	14,375

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2024 with fixed interest rates amounted to approximately $11.0 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at June 30, 2024 with variable interest rates amounted to approximately $3.2 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with fixed interest rates amounted to approximately $11.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2023 with variable interest rates amounted to approximately $3.8 million.

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

The Company maintains a separate reserve for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. The reserve for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses in the income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, utilizing the same models and approaches for the Company’s other loan portfolio segments described above, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. For the three and six months ended June 30, 2024 and 2023, the Company did not record a provision for credit losses for unfunded commitments.

Commitments to Originate and Sell One- to four-family Residential Mortgages

The Bank has sold and funded $68.6 million of loans to the Federal Home Loan Bank of New York as part of its mortgage partnership finance program (“MPF Program”), inclusive of USDA loans, to date. The principal outstanding balance on loans sold under the MPF Program is $6.7 million at June 30, 2024. The Bank continues to service loans sold under the MPF Program.

Under the terms of the MPF Program, there is limited recourse to the Bank for loans that do not perform in accordance with the terms of the loan agreement. Each loan that is sold under the program is “credit enhanced” such that the

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

individual loan’s rating is raised to “AA,” as determined by the Federal Home Loan Bank of New York. The sum of each individual loan’s credit enhancement represents the total recourse back to the Bank. The total recourse back to the Bank for loans sold was $707,000 at June 30, 2024. A portion of the recourse is offset by a “first loss account” to which funds are allocated by the Federal Home Loan Bank of New York annually in January. The balance of the “first loss account” allocated to the Bank was $96,000 at June 30, 2024. In addition, many of the loans sold under the MPF Program have primary mortgage insurance, which reduces the Bank’s overall exposure.

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

The following table presents revenues subject to Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Service charges on deposit accounts	$140	$141	$251	$275
Debit card interchange and surcharge income	174	188	346	371
Insurance commissions	1	24	1	153
Net gain on sale of Generations Agency	—	312	—	312
Loan servicing fees	52	29	86	74
	$367	$694	$684	$1,185

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

Debit card interchange and surcharge income: The Company earns interchange income from debit cardholder transactions conducted through the MasterCard International Inc. payment network. Additionally, ATM surcharges are also assessed on foreign (non-customer) users who use the Company’s ATM network of machines. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and foreign surcharges are a fixed fee per transaction. Both are recognized daily, concurrently with the transaction processing services provided to the cardholder. Revenue included in banking fees and service charges on the consolidated statements of operations that was not related to contracts was $4,000 for the three months ended June 30, 2024 and 2023 and $7,000 for the six months ended June 30, 2024 and 2023, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There have been no changes in valuation techniques during the periods ended June 30, 2024 and December 31, 2023.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparison between the Company’s

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s assets and liabilities at June 30, 2024 and December 31, 2023.

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

State and political subdivisions: The significant unobservable inputs used in the fair value measurement of the Company’s state and political subdivisions are premiums for unrated securities and marketability discounts. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. In general, changes in either of those inputs will not affect the other input. The Company receives scheduled principal and interest payments from the municipalities based on the terms of the bonds.  Management receives valuations on these investments on a quarterly basis from an outside party.  As such, the carrying value is deemed to approximate fair value (Level 3).

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

The following table presents a comparison of the carrying amount and estimated fair value of the Company’s financial instruments:

	At June 30, 2024
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$9,833	$9,833	$—	$—	$9,833
Interest-earning time deposits in banks	3,156	—	3,156	—	3,156
Securities available-for-sale	26,009	—	24,742	1,267	26,009
Securities held-to-maturity	1,409	—	1,192	—	1,192
Equity securities	406	406	—	—	406
Loans receivable, net	322,155	—	—	293,648	293,648
FHLB stock	1,506	—	1,506	—	1,506
Accrued interest receivable	1,775	1,775	—	—	1,775

Financial liabilities:
Deposits	$338,822	$86,607	$—	$244,593	$331,200
Long-term borrowings	21,316	—	21,049	—	21,049
Accrued interest payable	496	496	—	—	496

	At December 31, 2023
	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$14,525	$14,525	$—	$—	$14,525
Interest-bearing time deposits in banks	4,362	—	4,362	—	4,362
Securities available-for-sale	31,302	—	29,827	1,475	31,302
Securities held-to-maturity	1,454	—	1,226	—	1,226
Equity securities	361	361	—	—	361
Loans receivable, net	333,482	—	—	304,655	304,655
FHLB stock	1,588	—	1,588	—	1,588
Accrued interest receivable	1,611	1,611	—	—	1,611

Financial liabilities:
Deposits	$357,606	$86,637	$—	$263,760	$350,397
Long-term borrowings	23,577	—	23,411	—	23,411
Accrued interest payable	638	638	—	—	638

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize assets measured at fair value on a recurring basis, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2024
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$20	$—	$20
Corporate bonds	—	10,884	—	10,884
State and political subdivisions	—	13,838	1,267	15,105
Equity investment securities:
Large cap equity mutual fund	54	—	—	54
Other mutual funds	352	—	—	352
Total investment securities	$406	$24,742	$1,267	$26,415

	At December 31, 2023
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Securities available-for-sale:
Debt investment securities:
Residential mortgage-backed - US agency and GSEs	$—	$20	$—	$20
Corporate bonds	—	15,047	—	15,047
State and political subdivisions	—	14,760	1,475	16,235
Equity investment securities:
Large cap equity mutual fund	45	—	—	45
Other mutual funds	316	—	—	316
Total investment securities	$361	$29,827	$1,475	$31,663

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods noted:

Investment
(In thousands)	Securities

Balance - December 31, 2023	$1,475
Total gains realized/unrealized:
Included in other comprehensive loss	(9)
Principal payments/maturities	(199)
Balance - June 30, 2024	$1,267

Investment
(In thousands)	Securities
Balance - December 31, 2022	$1,715
Total gains realized/unrealized:
Included in other comprehensive income	130
Principal payments/maturities	(298)
Balance - June 30, 2023	$1,547

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

	At June 30, 2024
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

The following table presents additional quantitative information about assets measured at fair value on a recurring  basis and for which Level 3 inputs were used to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
Investment type-
State and political subdivisions	Scheduled principal	Cost to Sell	0%
	and interest payments
	Carrying value		100%

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

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

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

13.Segment Information

The Company had three primary business segments, its community banking franchise, its insurance agency, and a limited-purpose commercial bank until the sale of the insurance agency’s book of business on June 1, 2023. As of June 30, 2024 the Company has two primary business segments, its community banking franchise and a limited-purpose commercial bank.

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

Information about the segments is presented in the following tables as of and for the periods as noted:

	Three Months Ended June 30,
	2024				2023
	Community		Commercial		Community		Commercial
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$1,779	$—	$91	$1,870	$2,220	$—	$19	$2,239
Provision for loan losses	377	—	—	377	165	—	—	165
Net interest income after provision for loan losses	1,402	—	91	1,493	2,055	—	19	2,074
Total noninterest income	462	—	—	462	766	22	—	788
Compensation and benefits	(1,076)	—	—	(1,076)	(1,338)	—	—	(1,338)
Other noninterest expense	(1,959)	—	(21)	(1,980)	(1,714)	(1)	(21)	(1,736)
(Loss) Income before income tax (benefit) expense	(1,171)	—	70	(1,101)	(231)	21	(2)	(212)
Income tax (benefit) expense	(275)	—	15	(260)	(46)	—	—	(46)
Net (loss) income	$(896)	$—	$55	$(841)	$(185)	$21	$(2)	$(166)

Generations Bancorp NY, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2024				2023
	Community		Commercial		Community		Commercial
	Banking	Insurance	Banking		Banking	Insurance	Banking
(In thousands)	Activities	Activities	Activities	Total	Activities	Activities	Activities	Total
Net interest income	$3,581	$—	$185	$3,766	$4,685	$—	$78	$4,763
Provision for loan losses	602	—	—	602	330	—	—	330
Net interest income after provision for loan losses	2,979	—	185	3,164	4,355	—	78	4,433
Total noninterest income	903	—	—	903	1,215	149	—	1,364
Compensation and benefits	(2,174)	—	—	(2,174)	(2,746)	—	—	(2,746)
Other noninterest expense	(3,666)	—	(42)	(3,708)	(3,413)	(1)	(41)	(3,455)
(Loss) Income before income tax (benefit) expense	(1,958)	—	143	(1,815)	(589)	148	37	(404)
Income tax (benefit) expense	(459)	—	30	(429)	(94)	—	8	(86)
Net (loss) income	$(1,499)	$—	$113	$(1,386)	$(495)	$148	$29	$(318)

The following represents a reconciliation of the Company’s reported segment assets:

	At June 30,	At December 31,
(In thousands)	2024	2023

Total assets for reportable segments	$420,191	$441,146
Elimination of intercompany balances	(18,436)	(16,650)
Consolidated total assets	$401,755	$424,496

The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

14. Goodwill

There was no goodwill at June 30, 2024 and December 31, 2023 and no activity during this period. The change in the carrying amount of goodwill for the six months ended June 30, 2023 is as follows:

Generations
(In thousands)	Agency, Inc
Balance as of December 31, 2022	$792
Extinguishment of goodwill due to sale	(792)
Balance as of June 30, 2023	$—

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	compliance with the Agreement with the Office of the Comptroller of the Currency:
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	government-imposed limitations on our ability to foreclose on or repossess collateral for our loans;
●	government-mandated forbearance programs;
●	the success of our consumer loan portfolio, much of which is purchased from third-party originators, and is secured by collateral outside of our market area, including in particular, automobile, recreational vehicle and manufactured home loans,
●	our ability to access cost-effective funding, including by increasing core deposits and reducing reliance on wholesale funds;
●	fluctuations in real estate values in both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	the performance and availability of purchased loans;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
●	the impact of the Dodd-Frank Act and the implementing regulations;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected, including third-party loan originators;
●	our ability to manage market risk, credit risk, and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems, and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing, and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations, or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Recent Events

As previously reported on a Current Report on Form 8-K filed on July 22, 2024 with the SEC, Generations Bank (the “Bank”), the wholly owned subsidiary of Generations Bancorp NY, Inc., entered into a written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator.  The Agreement provides, among other things, that the Bank and/or its Board of Directors:

●	Establish a Compliance Committee to monitor and oversee the Bank’s compliance with the provisions of the Agreement, and to submit written progress reports to the Board that must be transmitted to the OCC;
●	Prepare a written board oversight and corporate governance program to provide for the overall direction, oversight, and corporate governance of the Bank;
●	Prepare a written strategic plan for the Bank covering at least a three-year period, and to submit evaluations of the Bank’s performance against the Strategic Plan to the Board and to the OCC;
●	Develop a written liquidity risk management program for the Bank, to include, among other things, a contingency funding plan; and
●	Develop a written interest rate risk management program for the Bank, to include risk management systems to identify, measure, monitor, and control interest rate risk.

Management and the Board of Directors are committed to promptly addressing the action items included in the Order. We expect that our non-interest expenses will increase as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

The information for the three and six months ended June 30, 2024 and 2023 is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2024 or any other period.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets decreased $22.7 million, or 5.4%, to $401.8 million at June 30, 2024 from $424.5 million at December 31, 2023.  The decrease resulted primarily from decreases in cash and cash equivalents of $4.7 million, interest-earning time deposits in banks of $1.2 million, investment securities available-for-sale of $5.3 million, and net loans of $11.3 million.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $4.7 million, or 32.3%, to $9.8 million at June 30, 2024 from $14.5 million at December 31, 2023 as a result of decreases in total deposits and long-term borrowings.

Interest-Earning Time Deposits in Banks.  Interest-earning time deposits in banks decreased $1.2 million, or 27.6%, to $3.2 million at June 30, 2024 from $4.4 million at December 31, 2023. Cash from time deposit maturities was used to decrease the reliance on wholesale funding sources.

Investment Securities Available-for-Sale.  Investment securities available-for-sale decreased $5.3 million, or 16.9%, to $26.0 million at June 30, 2024 from $31.3 million at December 31, 2023. The decrease in investment securities available-for-sale was primarily attributable to calls and principal repayments of $3.7 million, proceeds from sales of $1.1 million, and a $455,000 decrease in fair market value.

Net Loans. Net loans decreased $11.3 million, or 3.4%, to $322.2 million at June 30, 2024 from $333.5 million at December 31, 2023 as a result of loan payoffs and amortization exceeding loan originations. The decrease resulted from decreases in commercial business loans of $3.9 million, or 20.8%, automobile loans of $3.0 million, or 13.2%, manufactured home loans of $2.5 million, or 5.1%, recreational vehicle loans of $1.5 million, or 6.6%, other consumer loans of $658,000, or 6.9%, nonresidential loans of $574,000, or 4.0%, student loans of $128,000, or 8.2%, and multi-family loans of $55,000, or 6.6%, partially offset by increases in home equity loans and lines of credit of $1.5 million, or 10.7%, and one- to four-family residential real estate loans of $1.1 million, or 0.7%.

Net deferred fees decreased $1.5 million, or 9.5%, during the six months ended June 30, 2024, representing primarily fees paid for purchased loans net of amortization, which is over the estimated loan lives.

Consistent with our business strategy, we intend to continue the purchase of residential mortgage and automobile loans. During the six months ended June 30, 2024, we purchased $8.7 million of residential mortgage loans and $2.0 million of automobile loans.

Deposits.  Deposits decreased $18.8 million, or 5.3%, to $338.8 million at June 30, 2024 from $357.6 million at December 31, 2023. Interest-bearing accounts decreased $16.4 million, or 5.4%, to $289.7 million at June 30, 2024 from $306.1 million at December 31, 2023.  The largest decrease in interest-bearing deposits was in certificates of deposit which decreased $16.3 million, or 9.5%, to $155.0 million at June 30, 2024 from $171.3 million at December 31, 2023 due to a reduction in brokered time deposits of $28.1 million, or 46.9%. Money market accounts decreased $1.3 million, or 6.6%, to $17.9 million at June 30, 2024 from $19.2 million at December 31, 2023. Savings accounts decreased $1.2 million, or 1.5%, to $79.3 million at June 30, 2024 from $80.5 million at December 31, 2023. Interest-bearing checking accounts increased $2.4 million, or 6.7%, to $37.5 million at June 30, 2024 from $35.1 million at December 31, 2023. Noninterest-bearing deposits decreased $2.4 million, or 4.6%, to $49.1 million at June 30, 2024 from $51.5 million at December 31, 2023.

Municipal deposits held at Generations Commercial Bank increased $1.2 million, or 13.2%, to $10.4 million at June 30, 2024 from $9.2 million at December 31, 2023.

Federal Home Loan Bank Advances.  Long-term Federal Home Loan Bank advances decreased $2.3 million, or 9.6%, to $21.3 million at June 30, 2024 from $23.6 million at December 31, 2023 as a result of repayments.

Total Equity. Total equity decreased $2.2 million, or 5.7%, to $35.5 million at June 30, 2024 from $37.7 million at December 31, 2023.  The decrease was primarily due to a net loss of $1.4 million and an increase in accumulated other comprehensive loss of $874,000 as a result of a decrease in the fair market value of our investment securities available-for-sale during the six months ended June 30, 2024.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General.  Net loss for the three months ended June 30, 2024 was $841,000 as compared to net loss of $166,000 for the three months ended June 30, 2023, an increase of $675,000, or 406.6%.  The increase was due to a $369,000 decrease in net interest income, a $326,000 decrease in noninterest income, and a $212,000 increase in provision for credit losses, partially offset by a $214,000 increase in income tax benefit and an $18,000 decrease in noninterest expense.

Interest and Dividend Income.  Interest and dividend income increased $502,000, or 13.0%, to $4.4 million for the three months ended June 30, 2024 from $3.9 million for the three months ended June 30, 2023.  This increase was due to a $504,000 increase in interest on loans receivable.  The average balance of loans increased $15.1 million, or 4.9%, to $326.6 million for the three months ended June 30, 2024 from $311.5 million for the three months ended June 30, 2023.  The average yield on loans increased 41 basis points to 4.85% for the three months ended June 30, 2024 from 4.44% for the three months ended June 30, 2023, reflecting an increase in higher-yielding loans quarter over quarter as well as higher market interest rates.

Interest Expense.  Total interest expense increased $871,000, or 53.9%, to $2.5 million for the three months ended June 30, 2024 from $1.6 million for the three months ended June 30, 2023.  Interest expense on total interest-bearing deposits increased $813,000, or 57.9%, to $2.2 million for the three months ended June 30, 2024 from $1.4 million for the three months ended June 30, 2023.  The increase was attributable to an increase of $20.8 million, or 15.6%, in the average balance of certificate of deposit accounts to $154.2 million for the three months ended June 30, 2024 from $133.4 million for the three months ended June 30, 2023, in addition to an increase in the average cost of 120 basis points to 4.81% for the three months ended June 30, 2024 from 3.61% for the same period in 2023. The increase in the average balance of certificate of deposit accounts of $20.8 million was driven by a $27.4 million increase in organic certificate of deposit accounts, partially offset by a $6.6 million decrease in brokered certificate of deposit accounts. Interest expense on borrowings increased $58,000, or 27.4%, to $270,000 for the three months ended June 30, 2024 from $212,000 for the three months ended June 30, 2023, as a result of an increase in average balance of borrowings by $3.9 million, or 18.4%, to $25.3 million for the three months ended June 30, 2024 from $21.4 million for the three months ended June 30, 2023. In addition, average borrowing costs increased 30 basis points to 4.26% for the three months ended June 30, 2024 from 3.96% for the three months ended June 30, 2023 due to rising interest rates.

Net Interest Income.  Net interest income decreased $369,000, or 16.5%, to $1.9 million for the three months ended June 30, 2024 from $2.2 million for the three months June 30, 2023.  Our net interest rate spread decreased 63 basis points to 1.60% for the three months ended June 30, 2024 from 2.23% for the three months ended June 30, 2023.  Our net interest margin decreased 51 basis points to 2.05% for the three months ended June 30, 2024 from 2.56% for the same period in 2023.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods as these liabilities repriced faster than our interest-earning assets.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $377,000 for the three months ended June 30, 2024 as compared to a provision for credit losses of $165,000 for the three months ended June 30, 2023.  The allowance for credit losses was $3.2 million, or 1.02%, of total loans at June 30, 2024 as compared to $3.0 million, or 0.93%, of total loans at December 31, 2023. The increase in provision for credit losses for the 2024 period was primarily due to higher loss rates in the auto and recreational vehicle portfolios.

Noninterest Income.  Noninterest income decreased $326,000, or 41.4%, to $462,000 for the three months ended June 30, 2024 from $788,000 for the three months ended June 30, 2023.  The decrease was primarily due to a decrease in net gain on sale of Generations Agency due to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023.

Noninterest Expense.  Noninterest expense decreased $18,000, or 0.6%, to $3.1 million for the three months ended June 30, 2024 primarily due to a decrease in compensation and benefits, partially offset by increases in professional and other services, service charges, and other expenses. Compensation and benefits decreased $262,000, or 19.6%, to $1.1 million for the three months ended June 30, 2024 from $1.3 million for the three months ended June 30, 2023 as a result of a reduction in total employees, most notably the previous President and Chief Executive Officer along with an increase in pension expense benefit. Professional and other services increased $109,000, or 47.0%, to $341,000 for the three months ended June 30, 2024 from $232,000 for the three months ended June 30, 2023 primarily resulting from an increase in legal expenses. Service charges increased $82,000, or 19.7%, to $498,000 for the three months ended June 30, 2024 from $416,000 for the three months ended June 30, 2023 primarily due to adjustments related to discounts associated with the renewal of our core processing contract for the three months ended June 30, 2023. Other expenses increased $50,000, or 13.3%, to $426,000 for the three months ended June 30, 2024 from $376,000 for the three months ended June 30, 2023 primarily due to an increase in directors’ fees as a result of changes in the fair market value of the directors retirement plans, partially offset by a decrease in other real estate owned expense.

Income Taxes.  Income tax benefit increased $214,000, or 465.2%, to an income tax benefit of $260,000 for the three months ended June 30, 2024 as compared to an income tax benefit of $46,000 for the three months ended June 30, 2023. The effective tax rate was 23.6% for the three months ended June 30, 2024 as compared to 21.7% for the three months ended June 30, 2023. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current quarter’s effective tax rate was a result of the net increase of permanent tax differences and state tax expense proportional to pre-tax book income, which was a loss for the three months ended June 30, 2024.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General.  Net loss for the six months ended June 30, 2024 was $1.4 million as compared to net loss of $318,000 for the six months ended June 30, 2023, an increase of $1.1 million, or 335.9%.  The increase was due to a $997,000 decrease in net interest income, a $461,000 decrease in noninterest income, and a $272,000 increase in provision for credit losses, partially offset by a $343,000 increase in income tax benefit and a $319,000 decrease in noninterest expense.

Interest and Dividend Income.  Interest and dividend income increased $1.2 million, or 15.8%, to $8.8 million for the six months ended June 30, 2024 from $7.6 million for the six months ended June 30, 2023.  This increase was primarily due to a $1.1 million increase in interest on loans receivable.  The average balance of loans increased $20.0 million, or 6.5%, to $329.3 million for the six months ended June 30, 2024 from $309.3 million for the six months ended June 30, 2023.  The average yield on loans increased 43 basis points to 4.83% for the six months ended June 30, 2024 from 4.40% for the six months ended June 30, 2023, reflecting an increase in higher-yielding loans period over period as well as higher market interest rates.

Interest Expense.  Total interest expense increased $2.2 million, or 76.9%, to $5.1 million for the six months ended June 30, 2024 from $2.9 million for the six months ended June 30, 2023.  Interest expense on total interest-bearing deposits increased $2.0 million, or 78.8%, to $4.5 million for the six months ended June 30, 2024 from $2.5 million for the six months ended June 30, 2023.  The increase was attributable to an increase of $27.6 million, or 21.2%, in the average balance of certificate of deposit accounts to $157.8 million for the six months ended June 30, 2024 from $130.2 million for the six months ended June 30, 2023, in addition to an increase in the average cost of 145 basis points to 4.82% for the six months ended June 30, 2024 from 3.37% for the same period in 2023. The increase in the average balance of certificate of deposit accounts of $27.6 million was driven by a $31.8 million increase in organic certificate of deposit accounts, partially offset by a $4.2 million decrease in brokered certificate of deposit accounts. Interest expense on borrowings increased $211,000, or 62.4%, to $549,000 for the six months ended June 30, 2024 from $338,000 for the six months ended June 30, 2023, as a result of an increase in average balance of borrowings by $7.0 million, or 36.7%, to $26.1 million for the six months ended June 30, 2024 from $19.1 million for the six months ended June 30, 2023. In addition, average borrowing costs increased 67 basis points to 4.21% for the six months ended June 30, 2024 from 3.54% for the six months ended June 30, 2023 due to rising interest rates.

Net Interest Income.  Net interest income decreased $997,000, or 20.9%, to $3.8 million for the six months ended June 30, 2024 from $4.8 million for the six months June 30, 2023.  Our net interest rate spread decreased 85 basis points to 1.58% for the six months ended June 30, 2024 from 2.43% for the six months ended June 30, 2023.  Our net interest margin decreased 69 basis points to 2.04% for the six months ended June 30, 2024 from 2.73% for the same period in 2023.  Net interest rate spread and net interest margin were affected primarily by the increase in the cost of our interest-bearing liabilities between the comparable periods as these liabilities repriced faster than our interest-earning assets.

Provision for Credit Losses.  Based on management’s analysis of the allowance for credit losses described in Note 6 of our interim consolidated financial statements “Allowance for Credit Losses,” we recorded a provision for credit losses of $602,000 for the six months ended June 30, 2024 as compared to a provision for credit losses of $330,000 for the six months ended June 30, 2023.  The allowance for credit losses was $3.2 million, or 1.02%, of total loans at June 30, 2024 as compared to $3.0 million, or 0.93%, of total loans at December 31, 2023. The increase in provision for credit losses for the 2024 period was primarily due to higher loss rates in the auto and recreational vehicle portfolios.

Noninterest Income.  Noninterest income decreased $461,000, or 33.8%, to $903,000 for the six months ended June 30, 2024 from $1.4 million for the six months ended June 30, 2023.  The decrease was primarily due to decreases in net gain on sale of Generations Agency and insurance commissions due to the sale of Generations Agency’s book of business to Northwoods on June 1, 2023.

Noninterest Expense.  Noninterest expense decreased $319,000, or 5.1%, to $5.9 million for the six months ended June 30, 2024 from $6.2 million for the six months ended June 30, 2023 primarily due to a decrease in compensation and benefits, partially offset by increases in professional and other services, service charges, and other expenses. Compensation and benefits decreased $572,000, or 20.8%, to $2.2 million for the six months ended June 30, 2024 from $2.7 million for the six months ended June 30, 2023 as a result of a reduction in total employees, most notably the previous President and Chief Executive Officer, along with an increase in pension expense benefit. Professional and other services increased $105,000, or 24.8%, to $528,000 for the six months ended June 30, 2024 from $423,000 for the six months ended June 30, 2023 primarily as a result of an increase in legal expenses, partially offset by a decrease in consulting fees. Service charges increased $93,000, or 10.1%, to $1.0 million for the six months ended June 30, 2024 from $923,000 for the six months ended June 30, 2023 primarily due to an increase in debit card rewards expense in addition to adjustments related to discounts associated with the renewal of our core processing contract for the three months ended June 30, 2023. Other expenses increased $76,000, or 10.7%, to $789,000 for the six months ended June 30, 2024 from $713,000 for the six months ended June 30, 2023 primarily due to an increase in directors’ fees as a result of changes in the fair market value of the directors retirement plans partially offset by a decrease in other real estate owned expense.

Income Taxes.  Income tax benefit increased $343,000, or 398.8%, to an income tax benefit of $429,000 for the six months ended June 30, 2024 as compared to an income tax benefit of $86,000 for the six months ended June 30, 2023. The effective tax rate was 23.6% for the six months ended June 30, 2024 as compared to 21.3% for the six months ended June 30, 2023. The statutory tax rate was impacted by the benefits derived from tax-exempt bond income, as well as income received on bank-owned life insurance. The increase in the current period’s effective tax rate was a result of the net increase of permanent tax differences and state tax expense proportional to pre-tax book income, which was a loss for the six months ended June 30, 2024.

Average Balances and Yields. The following table sets forth average balance sheets, average yield and costs, and certain other information at the dates and for the periods indicated.  No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan costs amortized totaled approximately $611,000 and $556,000 for the three months ended June 30, 2024 and 2023, respectively. Net deferred loan costs amortized totaled approximately $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,
	2024			2023
	Average			Average
	Balance			Balance
	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Interest-earning assets:
Loans	$326,554	$3,959	4.85%	$311,457	$3,455	4.44%
Securities	28,355	286	4.03	33,445	339	4.05
Interest-earning deposits	7,766	71	3.66	3,456	36	4.17
Other	1,693	42	9.92	1,517	26	6.86
Total interest-earning assets	364,368	4,358	4.78	349,875	3,856	4.41
Non-interest-earning assets	40,191			41,293
Total assets	$404,559			$391,168

Interest-bearing liabilities:
Demand deposits	$34,110	$100	1.17%	$30,751	$46	0.60%
Money market accounts	18,550	82	1.77	22,189	53	0.96
Savings accounts	80,744	183	0.91	89,113	103	0.46
Certificates of deposit	154,223	1,853	4.81	133,376	1,203	3.61
Total interest-bearing deposits	287,627	2,218	3.08	275,429	1,405	2.04
Borrowings	25,346	270	4.26	21,401	212	3.96
Total interest-bearing liabilities	312,973	2,488	3.18	296,830	1,617	2.18
Other non-interest bearing liabilities	55,363			56,993
Total liabilities	368,336			353,823
Equity	36,223			37,345
Total liabilities and equity	$404,559			$391,168

Net interest income		$1,870			$2,239
Interest rate spread			1.60%			2.23%
Net interest-earning assets	$51,395			$53,045
Net interest margin			2.05%			2.56%
Average interest-earning assets to average
interest-bearing liabilities	116.42%			117.87%

	Six Months Ended June 30,
	2024			2023
	Average			Average
	Balance			Balance
(In thousands)	Outstanding	Interest	Yield/ Rate	Outstanding	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans	$329,297	$7,950	4.83%	$309,340	$6,803	4.40%
Securities	29,903	619	4.14	34,124	679	3.98
Interest-earning deposits	8,482	182	4.29	4,406	81	3.68
Other	1,712	82	9.58	1,402	65	9.27
Total interest-earning assets	369,394	8,833	4.78	349,272	7,628	4.37
Non-interest-earning assets	40,186			41,153
Total assets	$409,580			$390,425

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$33,189	$190	1.15%	$31,875	$71	0.45%
Money market accounts	18,923	166	1.76	23,795	75	0.63
Savings accounts	81,040	363	0.90	90,424	189	0.42
Certificates of deposit	157,791	3,799	4.82	130,193	2,192	3.37
Total interest-bearing deposits	290,943	4,518	3.11	276,287	2,527	1.83
Borrowings	26,097	549	4.21	19,085	338	3.54
Total interest-bearing liabilities	317,040	5,067	3.20	295,372	2,865	1.94
Other non-interest bearing liabilities	55,512			57,720
Total liabilities	372,552			353,092
Equity	37,028			37,333
Total liabilities and equity	$409,580			$390,425

Net interest income		$3,766			$4,763
Interest rate spread			1.58%			2.43%
Net interest-earning assets	$52,354			$53,900
Net interest margin			2.04%			2.73%
Average interest-earning assets to average
interest-bearing liabilities	116.51%			118.25%

Loan and Asset Quality and Allowance for Credit Losses. The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	At June 30,	At December 31,
(In thousands)	2024	2023

Non-accrual loans:
Residential:
One- to four-family	$2,006	$2,277
Commercial:
Real estate - nonresidential	18	29
Commercial business	298	397
Consumer:
Home equity and junior liens	87	85
Manufactured homes	268	323
Automobile	70	120
Student	27	25
Recreational vehicle	366	291
Other consumer	—	71
Total non-accrual loans	$3,140	$3,618

Real estate owned:
Residential:
One- to four-family	$—	$118
Total real estate owned	$—	$118

Total non-performing assets	$3,140	$3,736

Ratios:
Total non-performing loans to total loans	1.01%	1.13%
Total non-performing loans to total assets	0.78%	0.85%
Total non-performing assets to total assets	0.78%	0.88%

Non-performing assets include non-accrual loans and foreclosed real estate. The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At June 30, 2024 there were no loans that were past due 90 days or more and still accruing interest.

As indicated in the table above, non-performing assets were $3.1 million at June 30, 2024 and $3.7 million at December 31, 2023. At June 30, 2024, we had 30 non-performing one- to four-family residential mortgage loans for $2.0 million, six non-performing recreational vehicle loans for $366,000, one non-performing commercial business loan for $298,000, three non-performing manufactured home loans for $268,000, four home equity loans and lines of credit for $87,000, four non-performing automobile loans for $70,000, four non-performing student loans for $27,000, and one non-performing nonresidential loan for $18,000. At December 31, 2023, we had 33 non-performing one- to four-family residential mortgage loans for $2.3 million, two non-performing commercial business loans for $397,000, four non-performing manufactured home loans for $323,000, four non-performing recreational vehicle loans for $291,000, six non-performing automobile loans for $120,000, three home equity loans and lines of credit for $85,000, two non-performing other consumer loans for $71,000, one non-performing nonresidential loan for $29,000, and three non-performing student loans for $25,000. We had no real estate owned properties at June 30, 2024 and two real estate owned properties for $118,000 at December 31, 2023.

The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the consolidated statement of financial condition. The allowance for credit losses was $3.2 million at June 30, 2024 and $3.0 million at December 31, 2023. The Company reported an increase in the ratio of the allowance for credit losses to gross loans to 1.02% at June 30, 2024 as compared to 0.93% at December 31, 2023. Management performs a quarterly evaluation of the allowance for credit losses based on quantitative and qualitative factors and has determined that the current level of the allowance for credit losses is adequate to absorb the losses in the loan portfolio as of June 30, 2024.

Management has identified potential credit problems totaling $7.6 million as of June 30, 2024 as compared to $10.0 million at December 31, 2023 which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Loans that have been internally classified as special mention are not currently evaluated for credit losses individually. Loans that have been internally classified as substandard are currently evaluated for credit losses individually. The decrease of $2.4 million was primarily driven by a decrease in commercial business loans classified as substandard as a result of a loan payoff. Based on current information available at June 30, 2024, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2024, the Bank had $21.3 million outstanding in advances from the FHLB and had the ability to borrow approximately $41.5 million based on our collateral capacity. At June 30, 2024, the Bank had an additional $20.5 million in lines of credit available with other financial institutions and as such no advances received can exceed 50% of the Bank’s capital. At June 30, 2024 and December 31, 2023, there were no outstanding advances on these lines. Brokered deposits totaled $31.8 million at June 30, 2024, giving the Bank capacity for an additional $88.5 million in brokered deposits as total brokered deposits may not exceed 30% of the Bank’s total assets.  As a result of the Agreement, the Bank’s limit for brokered deposits was reduced to 10% of the Banks’s total assets giving the Bank capacity for an additional $11.6 million at August 8, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $481,000 for the six months ended June 30, 2024 and $2.7 million for the six months ended June 30, 2023. Net cash provided by investing activities, which consists primarily of principal collections on loans and proceeds from the sale of and maturing securities, offset by disbursements for loan originations and the purchase of securities, was $15.9 million for the six months ended June 30, 2024 and net cash used in investing activities was $13.0 million for the six months ended June 30, 2023. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $21.0 million for the six months ended June 30, 2024 and net cash provided by financing activities was $7.7 million for the six months ended June 30, 2023.

We are committed to maintaining a satisfactory liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Generations Bancorp is a separate corporate entity from Generations Bank and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Generations Bancorp’s primary source of liquidity is any dividend payments it may receive from Generations Bank. Generations Bank did not pay dividends to Generations Bancorp during the six months ended June 30, 2024. Generations Bank paid a dividend of $1.0 million to Generations Bancorp for the year ended December 31, 2023.  At June 30, 2024, Generations Bancorp (on an unconsolidated, stand-alone basis) had cash and investment securities totaling $2.9 million.

At June 30, 2024 and December 31, 2023, Generations Bank exceeded all its regulatory capital requirements and was categorized as well capitalized.  See Note 9 to the interim condensed consolidated financial statements.  Management is unaware of any conditions or events since the most recent notification that would change our category.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2024.

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

ITEM 3.Defaults Upon Senior Securities

None.

ITEM 4.Mine Safety Disclosures

None.

ITEM 5.Other Information

None.

ITEM 6.Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of Generations Bancorp NY, Inc.(1)

3.2	Bylaws of Generations Bancorp NY, Inc. (2)

4.1	Form of Common Stock Certificate of Generations Bancorp NY, Inc. (1)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
1.	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S 1 (file no. 333 248742), filed on September 11, 2020.
2.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATIONS BANCORP NY, INC.

Date: August 9, 2024	/s/ Angela M. Krezmer
Angela M. Krezmer
Principal Executive Officer and Principal Financial Officer